Form 10-K
period 2003-12-31
LIGHTFIRST INC
filed 2004-04-14
CIK 1255145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2003

                                                            or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

Commission file number: 000-50588

                                 LIGHTFIRST INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          36-4437640
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      25 NORTHWEST POINT BOULEVARD, SUITE 700, ELK GROVE VILLAGE, IL 60007
                    (Address of principal executive offices)

                                 (847) 640-8880
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes           [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[ ] Yes           [X] No

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2003 was $16,427,500. As the registrant's securities are not traded on any public market, the aggregate market value of the voting stock held by non-affiliates of the registrant was calculated by using a price per share of $10.00, which is the price at which the registrant is selling shares of its common stock in its initial public offering. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

         As of the date of this annual report, there were 6,406,000 shares of the registrant's common stock outstanding.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS



                                                     PART I

                                                                                                     Page No.
Item 1.       Business                                                                                   1
Item 2.       Properties                                                                                11
Item 3.       Legal Proceedings                                                                         11
Item 4.       Submission of Matters to a Vote of Security Holders                                       11


                                                    PART II

Item 5.       Market for Registrant's Common Equity Securities and Related Stockholder
              Matters                                                                                   12
Item 6.       Selected Financial Data                                                                   13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     14
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk                                 32
Item 8.       Financial Statements and Supplementary Data                                               33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      53
Item 9A.      Controls and Procedures                                                                   53


                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant                                        54
Item 11.      Executive Compensation                                                                    58
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                       60
Item 13.      Certain Relationships and Related Transactions                                            61
Item 14.      Principal Accountant Fees and Services                                                    63


                                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          64

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "look," "is designed to," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Business," "Certain Factors that May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

         Our objective is to be a leading provider of consolidated electronic bill presentment and payment services, or e-bill consolidation services, for consumers. E-bill consolidation is the practice of using a single online location to manage the bill paying process: the typical e-bill consolidator provides electronic bill presentment, bill payment, and record-keeping services. We have developed a new model that looks to build upon the prevailing model by adding discounts, rebates and payment programs that add convenience and value to the online bill paying experience.

         Our model expands our role in the online billing process by positioning us as an intermediary that will manage the relationship between consumers and providers of household products and services, such as utilities, telecommunications services, insurance, financial services, and others. As the intermediary, we intend to use the combined buying power of our customer base to negotiate volume discounts, rebate and reward arrangements, reduced interest rates and premiums, and other money-saving advantages for our customers. In addition, our model incorporates processes that are designed to help us overcome the barriers that have, until now, prevented widespread adoption of e-bill consolidation services by the mass market.

         Our activities in 2003 focused on laying the groundwork for a full-scale introduction of our e-bill consolidation services to the consumer market. During this preparatory phase, we did not actively pursued revenues, but concentrated our efforts on establishing our private network infrastructure to ensure secure online transactions, recruiting our force of direct-contact marketing associates, and growing the customer base for our Internet access service, which serves as our distribution channel for our e-bill consolidation services.

         Currently, we provide dial-up Internet access service to approximately 10,000 consumers in the Chicago metropolitan area.

         LightFirst Inc. is a Delaware corporation. Our headquarters are located at 25 Northwest Point Boulevard, Suite 700, Elk Grove Village, Illinois 60007. Our telephone number is (847) 640-8880. Our website address is www.lightfirst.com. The information found on our website is not part of this annual report.

INDUSTRY BACKGROUND

TRADITIONAL BILL PRESENTMENT AND PAYMENT PROCESS

         The dominant method of bill presentment and payment in the United States today is the traditional, paper-based method. Under this method, businesses that bill their customers for products or services, which we refer to in this annual report as "billers," present bills to their customers by delivering paper bills to those customers through the mail. Customers, in turn, pay paper bills by delivering paper checks to billers through the mail. The traditional, paper-based method of bill presentment and payment is a slow process. A paper bill or paper check typically takes between three and five days to reach its destination. The traditional, paper-based method of bill presentment and payment is also expensive. For example it is estimated that generating a print bill and mailing it to a customer costs a large biller between $0.75 and $1.25 per bill, and that approximately 17 billion bills are mailed to consumers each year.

ELECTRONIC BILL CONSOLIDATION

         For approximately two decades, companies have been attempting to replace the paper-based method of bill presentment and payment with a fully computerized bill-paying method. These attempts have led to the development of e-bill consolidation, which allows customers to receive electronic bills and transmit payments for those bills electronically via a network connection using a single online application. E-bill consolidation services propose to provide the following benefits to consumers: make bills accessible online at a single location, allow access to bills from any location at any time, eliminate cost and time delays associated with traditional postal delivery, simplify record keeping, and eliminate the need for storage of paper bills. As the penetration of personal computers and Internet access into consumer households grew in recent years, industry analysts predicted that a great demand would develop for e-bill consolidation services.

THE CHALLENGE OF E-BILL CONSOLIDATION SERVICES

         Companies entering into or operating in the e-bill consolidation services market may meet with numerous challenges. To date, the results achieved by e-bill consolidators have consistently fallen short of the optimistic predictions of market researchers. Would-be e-bill consolidators have had difficulty engaging both billers and bill-payers in the e-bill consolidation process.

     Billers. In order to present bills electronically to consumers, e-bill consolidators must rely on billers to transmit customers' bills to them electronically for online presentment. Many billers have resisted allowing third-party consolidators to present their bills to customers for payment for a number of reasons, including the following:

         - They may perceive the participation of a third party in the bill-paying process as a threat to their control of the customer's account;

         - They may lack the resources or be unwilling to expend resources to develop software and systems that interact with the consolidator's software and systems; and

         - They may lack the ability to manage the process of receiving electronic payments from customers.

         Bill-Payers. Although surveys indicate that many bill-payers would like to try e-bill consolidation services, the vast majority of these consumers continue to use the traditional paper-based method for bill paying. We believe that, of these consumers, most have not tried e-bill consolidation services for the following reasons:

         - they are value conscious and unwilling to pay a fee for bill-paying services;

         -        they expect the enrollment process to be confusing or lengthy;

         - they believe there are risks associated with the transmission of financial information online;

         - they may be unwilling to spend the time needed to learn a new software application;

         - they do not perceive the paper-based bill-paying process to be particularly burdensome or inconvenient; and

         - they lack a compelling reason to change their established bill-paying habits.

THE LIGHTFIRST SOLUTION

     We have developed a set of solutions that we believe will allow us to overcome the obstacles that have inhibited participation in e-bill consolidation on the part of both billers and consumers. Our solutions require us to do the following:

         - redefine the e-bill consolidation service as a money-saving tool for consumers;

         - develop payment processing procedures that relieve billers' technical and administrative difficulties and reduce costs for billers;

         - create a secure network environment for e-bill consolidation transactions;

         - identify the correct target for e-bill consolidation services and develop a marketing strategy to reach this market; and

         - simplify the process of using e-bill consolidation services and provide adequate training and technical support.

OUR PRODUCTS AND SERVICES

OUR E-BILL CONSOLIDATION SERVICE

         We couple inexpensive dial-up or broadband Internet access service with an e-bill consolidation service designed to save our customers money. We use our Internet access service to initiate a relationship with our customers. Using the aggregate buying power of our customer base, we intend to negotiate with billers to provide our customers with discounts on products and services. These discounted products and services will be offered to our customers through e-Bill Manager, which is a component of our Internet access service. Our e-bill consolidation service will also offer our customers opportunities for savings through rebate and reward programs. And, unlike the prevailing e-bill consolidator model, we do not intend to charge fees for our e-bill consolidation services.

         HOW IT WORKS

         Signing up for Our Service. When customers sign up for our Internet access service, we obtain their social security numbers and permission to order their credit reports. We need a copy of our customers' credit reports because we intend to assist in making arrangements to have credit available to our customers for the payment of their bills. We intend to provide such assistance for our customers through a financial institution with which we plan to associate. We do not intend to lend money to our customers. We will obtain permission from our customers to share their credit report with the financial institution, and we will perform periodic credit checks to keep our records accurate. It is our intention that the financial institution with which we plan to associate will pre-qualify our customers for certain credit terms, which will enable us to offer "one-click financing" to our customers through e-Bill Manager.

         Using e-Bill Manager. We require each of our Internet access service customers to pay for such access using e-Bill Manager, which enables them to develop a habit of paying bills online. The e-Bill Manager is located within a separate, security-enhanced area of our website to which customers log in using a unique e-Bill Manager password. When customers enter e-Bill Manager, they can view and approve payment of our bill for Internet access service. We charge customers' payments of our bill against the credit card account numbers that they provide. We store the customers' credit card information in our database and do not require them to re-enter it each month. In the future, we intend to offer customers the ability to pay bills with electronic funds transfers from their checking accounts.

         Adding Bills within e-Bill Manager. After we negotiate discount agreements with billers, we intend to offer customers products and services provided by these billers at discounted prices through e-Bill Manager. When a customer enters e-Bill Manager to pay our Internet access service bill, offers from billers to purchase their products and services at discounted prices will also be displayed. If customers desire to purchase any of these products or services, they will click the appropriate link in e-Bill Manager. That link will take customers to an area of e-Bill Manager where they can purchase the desired product or service and add the biller's bill for such product or service to the portfolio of bills they pay via e-Bill Manager. For services requiring that the customer sign an agreement, an electronic signing process will automatically initiate once the appropriate link is clicked. In addition, we intend to handle the exchange of customer information with billers without the need for additional customer action. We expect that, overall, our customers will perceive the process of applying for or ordering a product or service through e-Bill Manager as fast and efficient.

         e-Bill Manager Bill Payment. Our customers use e-Bill Manager to pay bills. Currently, all of our Internet access service customers use e-Bill Manager to pay our bill for Internet service. Upon entering e-Bill Manager, a list of bills currently due is displayed. Customers can click on the name of a particular bill to view details about that bill. Customers select the bills to be paid by placing a checkmark in a box beside the name of each bill and then clicking a button to proceed to the payment page, where they will be able to choose among several payment options, which are as follows:

         - ACH Transfer. ACH, or Automated Clearing House, is a secure payment transfer system that connects U.S. financial institutions. If customers select the ACH transfer option, we will pay the designated bill on their behalf and then debit their checking account for the amount of the bill. This option will result in multiple ACH transfers from a customer's bank account every month if multiple bills are paid.

         - Instant Credit. If customers select this option, we will pay the bill immediately on their behalf, and we will then permit them to take up to 15 days to reimburse us for the bill. By utilizing this option, a customer could combine the payment of multiple bills into a single regular payment to us every 15 days.

         - Rebate Credits. Customers can pay all or part of any bill with credits accumulated through our retail rebate program.

         - Combination. Customers can use a combination of the above options.

         Once customers have chosen a payment option, we will deduct the corresponding amount from the customer's checking account, subtract that amount from accumulated rebate credits, or carry the cost of the paid bill for up to 15 days. We expect that, in most cases, the biller will have already received payment from us in advance pursuant to bulk pre-payment terms that we will have negotiated with billers.

         Instant Credit. If customers want to combine multiple bills into a single convenient payment or to defer a payment for a short time, they can use our Instant Credit option. We intend to offer this option to customers who are both paying at least two bills (our Internet access service bill plus another bill) using e-Bill Manager and have been pre-qualified by the financial institution with which we intend to associate. When customers select the Instant Credit option, we intend to permit them to take up to 15 days to reimburse us for that bill via check or ACH transfer. By utilizing this option, a customer could combine the payment of many bills into a single regular payment to us.

         Extended Credit. If customers do not fully reimburse us within 15 days for payments made to billers by us on their behalf, the outstanding balance that they owe to us will be transferred to the financial institution with which we plan to associate. The financial institution will lend the customer money to cover the outstanding balance owed to us by paying us the outstanding balance directly. The financial institution will charge the customer interest on this loan. The transfer of the balance and the involvement of the financial institution will be clearly described to the customer, who will make loan payments and receive information about the loan through e-Bill Manager. We expect that the financial institution with which we plan to associate will lend money to our customers at competitive interest rates.

         Saving Customers Money. There are several categories of biller agreements that we believe will allow us to offer discounted products and services to our customers.

         - Reseller Agreements. We intend to enter into agreements with service providers, such as local and long-distance telephone service providers, cellular telephone service providers, cable and satellite television providers and, where government regulations permit, electricity and natural gas providers. We plan to purchase services offered by these providers at wholesale prices and resell them to our customers at a markup, which should net us a profit on each transaction. The markup will be small, however, so that the overall cost of a service should still be less than the cost for a similar service offered directly by competing businesses. We envision that upon visiting e-Bill Manager and discovering the savings they could realize for similar services, our customers will terminate their existing relationships for the types of services that we intend to offer and will enter into new relationships with service providers associated with us. We are not currently a party to any reseller agreements.

         - Affiliate Agreements. We intend to enter into agreements with financial service providers, such as mortgage lenders, banks, and insurance companies, which will furnish our customers with attractive terms, such as low interest rates, low closing costs and low premiums. Where permitted by law, we hope to receive a commission or referral fee from the financial service providers for every new loan, insurance policy or other products for which our customers apply through e-Bill Manager. Under certain circumstances, we may be able to split our commissions or referral fees with our customers to further reduce fees assessed against them by the financial service providers. We envision that upon visiting e-Bill Manager and discovering the attractive terms we plan to offer, our customers will terminate existing relationships and will enter into new relationships with the financial service providers with which we are associated. We are not currently a party to any affiliate agreements.

         - Administrative Discount Agreements. Where regulations do not permit reselling activities, we may enter into agreements with providers of household utility services, such as gas, electricity, refuse collection and water. Under these agreements, we propose to assume the administrative cost of generating the bills of the household utility service providers with which we associate in exchange for them reducing our customers' bills for such service by an equivalent amount. We would handle the presentment and payment of such bills through e-Bill Manager. This service would be offered to our customers as a convenience. We are not currently a party to any administrative discount agreements.

         - Rebate Agreements. We may enter into agreements with retail businesses, such as grocery stores and gas stations, whereby our customers would receive rebates on purchases they make with a LightFirst co-branded credit card issued by a financial institution with which we may associate. A portion of such rebates would appear as credits on our customers' e-Bill Manager account and could be used by our customers to pay other bills in e-Bill Manager. We would retain the balance of any rebates provided. We are not currently a party to any rebate agreements.

         As of the date of this annual report, we have not entered into any agreements with billers for any of the benefits described above. We believe that the successful negotiation of biller agreements depends upon the expansion of our customer base. Our strategy, therefore, is to add large numbers of customers to our network rapidly upon completion of our initial public offering. We believe that our ability to negotiate and finalize biller agreements will be enhanced by our status as a public company.

         LIGHTFIRST CO-BRANDED CREDIT CARD

         Co-Branded Credit Card. We intend to enter into an agreement with a major credit card company to offer our customers a co-branded credit card. The bill for this credit card will be payable on e-Bill Manager, and we hope to earn a merchant fee of up to 1% on purchases made with the card. At this time, we do not offer our customers a co-branded credit card, nor are we in discussions with any major credit card companies.

         Retail Rebate Program. If we are able to offer our customers a co-branded credit card, we intend to enable our customers to earn rebates when they make purchases with our co-branded credit card at businesses that participate in our retail rebate program. Within e-Bill Manager, we will identify businesses that participate in our retail rebate program. To earn rebates, our customers will make purchases at participating businesses with our co-branded credit card. We will use purchase data we receive from our credit card provider to calculate the amount of customer rebates, which we will then credit to customer accounts. Customers will be able to use these rebates to pay other bills.

ADMINISTRATIVE ADVANTAGES FOR BILLERS

         Our model is designed to eliminate the two main administrative obstacles associated with billers' participation in e-bill consolidation services: software system incompatibilities and ACH payment receipt complexities.

         Software System Incompatibilities. Under the prevailing e-bill consolidation model, billers must be able to transmit billing information to e-bill consolidators in a format that allows for electronic presentment of bills to consumers. If a biller's software system cannot generate information in a format that is compatible with the e-bill consolidator's software systems, then the biller and consolidator must work together to develop additional software that manages communication between the two systems. Many billers have been and may continue to be unwilling to devote resources to making this interaction possible.

         Payment Receipt Complexities. Currently, billers that allow presentment and payment of their bills through third parties receive random ACH payments from multiple customers and must have software systems that decipher the information received along with an ACH transfer for the purpose of crediting the correct customer's account. Developing a system to automate the reconciliation of electronic funds transfers with payment information provided by consolidators has been and may continue to be cost-prohibitive to many billers.

         Bulk Pre-Payment to Billers. We intend to incorporate certain terms into our agreements with billers that allow us to pre-pay the bills of our customers. We intend to issue one payment per month to each biller for the full amount due for all of our customers' accounts with that biller. We will then assume responsibility for generating the electronic bill using account activity information that the biller will provide to us. Although we believe this procedure may not entirely eliminate the need for coordination of systems between billers and us, we believe that it will remove the need to automate the ACH receipt process and that it will simplify the process of sharing customers' billing information.

         In addition, our proposed pre-payment structure provides the following benefits to billers:

         - reduces costs for billers by reassigning responsibility for bill creation and delivery to us and by eliminating delays in receipt of payment; and

         - reduces billers exposure to risks associated with potential default by customers and minimizes related collection expenses.

         We believe that these added benefits will make participation in our e-bill consolidation service more attractive to billers than participation in competing services that do not offer these added benefits.

OUR INTERNET ACCESS SERVICES

         Our Internet access service is an important component of our e-bill consolidation service. We currently offer dial-up Internet access services, and we have entered into an agreement to purchase and resell DSL service.

         Dial-up Service. We offer dial-up Internet access accounts, which include Internet connectivity and e-mail services. Our service offers the following benefits and features:

         - Low cost. We charge $6.95 per month for 40 hours of dial-up Internet access service or $9.95 per month for unlimited dial-up Internet access service. We believe that this pricing structure is highly competitive.

         - Multiple mailboxes for electronic mail. We provide the ability for account owners to create up to five additional e-mail accounts for members of their household.

         - Content filtering available. Our customers can choose to block or limit children's access to adult content.

         - Robust and secure network. In addition to a secure network environment, we offer connection speeds equal to the highest dial-up rates now available, and a low subscriber-to-connection ratio allows us to minimize busy signals.

         -        Ability to keep America Online at same or reduced cost.
                  America Online's "Bring Your Own Access" or "BYOA" program allows America Online customers to connect to America Online content using an Internet provider of their own choosing for a reduced, "content-only" price. Our low pricing for Internet access allows our customers to maintain or reduce their monthly Internet costs if they choose to use their Internet access account with us to connect to America Online through "BYOA."

         DSL Service. Digital Subscriber Line, or DSL, services use sophisticated modulation technology to increase the data transmission capacity of the ordinary copper wires that are customarily used to connect a telephone company's central office with its various customer locations for the purpose of providing high-speed Internet access. In October 2003, we entered into an agreement with a major telecommunications service provider to purchase DSL services at wholesale prices and resell these services to our customers. We further intend to offer our DSL customers many of the same benefits that we offer our dial-up customers, including competitive pricing, multiple e-mail accounts, optional content filtering, and a secure network environment. In addition, AOL offers a content-only solution for broadband customers for the same price as its dial-up BYOA plan. As of the date of this annual report, we had not yet begun to market our DSL service.

SALES AND MARKETING

         We currently market our services in the Chicago, Illinois metropolitan area. Our target market consists of adults in middle-class households with school-age children. We market our services through a community marketing program - the LightFirst Associate Program - through which we engage residents and active members of the communities we serve to promote our service in their local areas. We have developed a series of community enrichment programs that benefit schools and community organizations and that also help us build awareness of our services among members of our target market. Participants in our Associate Program, whom we call "City Managers" and "Community Associates," are responsible for introducing our community programs in their assigned areas.

         The primary program through which we introduce ourselves to members of our target market is our Fundraiser Program. We allow organizations, such as parent-teacher associations, extracurricular school clubs, libraries and community centers, to host fundraising events. At such events, the constituents of these groups will be invited to subscribe for our Internet access service in exchange for us making a cash donation to the host organization for each Internet access service subscription obtained at the fundraiser that continues for at least 90 days.

         The other programs that our City Managers and Community Associates introduce in their communities include a program that provides free Internet access to disadvantaged students, a student internship program, a discount program for educators, a free directory service for local businesses, and an Internet training program. Our City Managers and Community Associates use these programs to generate awareness of our services and to help us establish a reputation for benevolence in their local communities. Our marketing approach stresses community involvement and face-to-face contact with potential customers.

         Our City Managers and Community Associates are independent agents who perform their marketing and promotional tasks on a part-time basis pursuant to an independent agent agreement. Their compensation is based on a percentage of net transactional yield generated in their respective assigned territories. Net transactional yield is defined in the independent agent agreement as the sum of all amounts earned by us as profit on each transaction performed through our online bill presentment service. For the purpose of the net transactional yield calculation, "profit" is defined as the difference between the amount paid by the consumer for a product or service and the cost to us to purchase and to present the bill for such product or service. We may, as we deem appropriate and necessary, also pay them bonuses and advances against their future commissions.

         The activities of Associate Program participants are managed by a team of full-time, salaried employees called Area Directors, who are responsible for recruiting, training, and supervising City Managers and Community Associates in their assigned areas. Area Directors, in addition to their salaries, are also eligible to receive a percentage of the net transactional yield generated in their respective territories. Because we have not yet begun to offer the ability to pay third-party bills through e-Bill Manager, we did not pay any commissions to our City Managers, Community Associates, or Area Directors in 2003.

         During the past year, we have focused heavily on recruiting City Managers, and as of December 31, 2003, we had approximately 100 City Managers. We have City Managers in approximately 90 cities, towns and villages throughout the Chicago metropolitan area.

COMPETITION

         The online bill payment market is an emerging industry, and it continues to evolve. We expect that we will face increased competition in the future. Our current competitors include:

         - CheckFree Corporation, which is the largest electronic bill payment and processing company in the United States, with approximately five million customers. CheckFree generates electronic bill payment and processing revenues through subscriber fees, collected from service distributors, and transaction fees, collected from billers.

         - Banks with e-bill presentment and payment services, such as Bank of America, Bank One Corp, and Wells Fargo. Many banks have joined with a non-bank technology partner in order to provide their customers with e-bill presentment and payment services.

         - Private Internet payment facilitators that are usually backed by venture capital firms in partnership with technology companies. Most of our competitors in this category propose to earn revenues from monthly and per-transaction fees.

         We believe that the factors determining success in the online bill payment industry include:

         -        reputation for reliability of service;

         -        effective customer support;

         -        pricing;

         -        easy-to-use software;

         -        geographic coverage;

         -        scope of services; and

         -        the timing and introduction of new products and services.

         Although we believe that we can compete favorably with respect to the factors identified above, many of our competitors may have advantages over us with respect to specific factors. We currently compete with established online service and content providers and numerous regional and local commercial Internet access service providers. We also compete against companies that offer low-cost Internet access services or free products, such as personal computers, bundled with, or as promotions for, Internet access services. Furthermore, we expect that more companies will begin to offer such services or products in the future. We also compete with, and expect increased competition from, telecommunications service providers. These companies generally have far greater resources, distribution channels, and brand awareness than we do. They also can have lower costs than we can because they own or control the telecommunications services that we must purchase on the open market.

         Our dial-up Internet access service also competes with alternative Internet access products, such as DSL and cable Internet connections, both of which offer faster, dedicated connections known as broadband access. At the present time, these services cost approximately four to eight times more per month than our dial-up Internet access service. In addition, DSL has limited availability in some areas. We believe that the high cost and limited availability of broadband products will continue to limit utilization of these services among members of our target market. We also recognize that the demand for broadband Internet access is growing and will likely continue to grow. For this reason, in October 2003, we entered into an agreement that will allow us to provide DSL service at competitive rates to our customers.

         We expect that, once we begin to offer DSL service on a large scale, we will face competition from other DSL providers, which may include large and small telecommunications service providers. Some of these providers have been in business significantly longer than we have and have greater name recognition in the marketplace. Our DSL service may also compete with alternative broadband Internet services, such as digital cable, which may be faster, more widely available, and may be associated with fewer and shorter delays relative to the initial setup.

INTELLECTUAL PROPERTY

         We regard our e-bill consolidation software and certain of our business processes as proprietary and rely on a combination of methods to protect our intellectual property, such as copyright and trade secret laws, as well as employee and third party nondisclosure agreements. We have an application pending with the United States Patent and Trademark Office to register our name as a service mark. At this time, we do not hold any other service marks, registered copyrights, trademarks or patents, nor do we have any applications pending for such protections.

EMPLOYEES

         We currently have nineteen employees, eighteen of whom are full-time employees and one of whom is a part-time employee. Of our employees, seven perform technical operations, six perform sales and marketing activities, and six perform general and administrative activities. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.


ITEM 2. PROPERTIES

         Our headquarters consist of a leased office suite located at 25 Northwest Point Boulevard, Suite 700, Elk Grove Village, Illinois 60007. We occupy 8,947 square feet of space at that location under a month-to-month lease agreement. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

         We have an outstanding tax liability, including accrued penalties, approximately $1,152,000 as of December 31, 2003 for unpaid FICA, Medicare, state and federal employment taxes. This tax liability arose because certain of our employees were initially characterized as being self-employed when they should have been characterized as our employees. We incurred the tax liability between May 2001 and June 2003, and it includes approximately $399,000 of penalties and interest. The balance of approximately $753,000 represents the amount under current tax law that should have been withheld from employees' checks as well as our matching contributions to FICA, Medicare and unemployment taxes. On July 22, 2003, the State of Illinois filed a tax lien against us for approximately $62,000, which represents Illinois' portion of the tax liability. To date, the Internal Revenue Service has not filed a lien against us, but it could do so in the future. We intend to use a portion of the proceeds from this offering to satisfy our tax liability.

         We are not a party to any other material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fiscal year ending December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company has filed a Registration Statement on Form S-1 (File
No. 333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, the Company commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The Company's board of directors determined the price of the company's common stock. The offering closes on July 12, 2004.

         There is currently no established public market on which the Company's securities are traded. The Company has applied to list its common stock on the American Stock Exchange, under the symbol "BLF" and has received approval conditioned upon completion of the Company's initial public offering as described in its registration statement on Form S-1, dated February 13, 2004.

         As of the date of this annual report, there were 94 beneficial shareholders of the Company's common stock.

         We have not declared any dividends on our common stock during the past two years. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements, and other factors the board of directors deem relevant.

         In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 4,121,910 shares of our Common Stock beneficially owned by the our Chief Executive Officer and a security holder owning 10.3% of our Common Stock were excluded, on the assumption that such persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth our selected historical financial and operating data as of the dates and for the periods indicated. You should read this data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements included elsewhere in this prospectus. The selected historical statement of operations data for the period from April 11, 2001 (inception) to December 31, 2001 and the years ended December 31, 2002 and December 31, 2003 and historical balance sheet data as of December 31, 2001, 2002, and 2003 have been derived from our audited financial statements. Our audited financial statements for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 are included elsewhere in this annual report on Form 10-K.

                                           April 11, 2001
                                           (Inception) to           Year Ended            Year Ended
                                             December 31,          December 31,          December 31,
                                                2001                   2002                  2003
                                           --------------          ------------          ------------
                                              (Audited)              (Audited)            (Audited)
STATEMENTS OF OPERATIONS DATA:

Revenues                                      $  248,549           $   420,296           $   486,160
Cost of revenues                              $  222,880           $   341,533           $   501,465
Gross profit                                  $   25,669           $    78,763           $   (15,305)
General and administrative expenses           $  914,403           $ 2,523,551           $ 2,151,334
Operating loss                                $ (888,734)          $(2,444,788)          $(2,166,639)
Other income (expense):
         Interest income                      $       --           $       548           $       652
         Interest expense                     $     (500)          $   (21,714)          $  (132,103)
   Gain (loss) on sale of investments         $   86,264           $    (6,516)

Total other income (expense)                  $   85,764           $   (27,682)          $  (131,451)
Loss before provision for income taxes        $ (802,970)          $(2,472,470)          $(2,298,090)
Provision for income taxes                    $       --           $        --           $        --
Net loss                                      $ (802,970)          $(2,472,470)          $(2,298,090)
Net loss per share:

        Basic and diluted                     $    (0.16)          $     (0.40)          $     (0.36)

Weighted average shares outstanding:
        Basic and diluted                      5,166,222             6,132,900             6,398,083



                                           April 11, 2001
                                           (Inception) to           Year Ended            Year Ended
                                             December 31,          December 31,          December 31,
                                                2001                   2002                  2003
                                           --------------          ------------          ------------
                                              (Audited)              (Audited)            (Audited)
Balance Sheet Data:
Cash                                           $  15,232           $     4,608           $     9,645
Working capital (deficit)                      $(369,475)          $(2,237,668)          $(3,548,173)
Total assets                                   $ 296,535           $   220,095           $   291,697
Long-term debt                                 $      --           $        --           $   708,387
Total stockholders' deficiency                 $(111,020)          $(2,075,290)          $(4,183,380)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements that appear elsewhere in this annual report, and it contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

         We currently earn revenues by providing Internet dial-up access to approximately 10,000 customers in the Chicago, Illinois metropolitan area. Our business plan calls for the use of our e-bill consolidation service to create four additional primary revenue streams:

         - we intend to purchase and resell products and services to our customers at a markup;

         - we hope to earn commissions and referral fees from businesses we introduce to our customers;

         - we intend to retain a portion of any administrative discounts that we can negotiate for our customers; and

         - we intend to retain a portion of any vendor rebates our customers earn by using a co-branded credit card that we plan to offer.

         To date, we have focused mainly on building our distribution network, an essential first step in generating all of our revenue streams. We have not focused on establishing the significant strategic relationships that we believe are essential to developing the revenue streams described above but intend to do so following this offering. Specifically, we will seek to enter into agreements with billers that will allow us to offer money-saving benefits to our customers. The agreements we hope to negotiate with billers will fall into one of four categories: reseller agreements, affiliate agreements, administrative discount agreements and rebate agreements. We expect these agreements to provide us with revenue from price mark-ups, commissions, referral fees, rebates and credits. In addition, we must enter into a relationship with a financial institution that will extend credit to our customers so they can take advantage of our full array of bill-paying options. We intend to structure such a financial institution relationship so that we receive a portion of any loan revenues generated by such lending. We believe completing our initial public offering, which we commenced shortly after our registration statement was declared effective by the Securities and Exchange Commission on February 13, 2004, is an important factor in winning these strategic contracts. We intend to pursue these relationships when our initial public offering is complete.

         Our main cost of revenue consists of fees paid for telecommunications services, network and co-location costs, all related to operating our network and connecting end users to the Internet.

         Sales and marketing expenses consist primarily of costs of building a distribution channel of city managers. We have built an extensive network of independently contracted associates to distribute our service to communities in the metropolitan area surrounding Chicago, Illinois.

         General and administrative expenses consist primarily of salary, benefits, and related expenses for management, technical, customer support and accounting personnel; expenses relating to facilities; professional fees; and other general corporate expenses. We expect that, in support of the continued growth of our business and our operations as a public company, sales, general and administrative expenses will continue to increase for the foreseeable future.

         Since our inception on April 2001, we have incurred significant losses and, as of December 31, 2003, we had an accumulated deficit of $5,573,530. These losses have resulted from the significant costs incurred for marketing and building our distribution channel and expenses for the development and maintenance of our technology platform. We intend to continue to invest heavily in marketing, product development, and technology. As a result, we believe that we will continue to incur substantial operating losses for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, affecting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note A to our financial statements included elsewhere in this annual report. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. Their application requires our management's subjective judgment in making estimates about the effect of matters that are inherently uncertain.

         We have incurred costs in connection with raising additional capital through the sale of our common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued. If there is no issuance of common stock, the costs incurred will be charged to operations.

         Revenues consist of subscriber Internet access service fees and are recorded when earned (i.e., at the time services are provided). Deferred revenue consists of amounts collected for annual Internet access service subscriptions at the beginning of the subscription year. Of this deferred revenue, a proportionate amount is recognized at the end of each month in which service has been provided.

         Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are set forth in Note H to the financial statements included in this annual report.

RESULTS OF OPERATIONS

         The following table sets forth our results of operations expressed as a percentage of net revenues. The following discussion concerning results of operations should be read in conjunction with "Selected Financial Data," the financial statements and accompanying notes and the other financial data included elsewhere in this annual report. Our fiscal year is based on a 365- or 366-day year ending on December 31.

                                           April 11, 2001
                                           (Inception) to           Year Ended            Year Ended
                                             December 31,          December 31,          December 31,
                                                2001                   2002                  2003
                                           --------------          ------------          ------------
                                              (Audited)              (Audited)            (Audited)
STATEMENTS OF OPERATIONS DATA:

Revenues                                           100.0%               100.0%               100.0%
Cost of revenues                                    89.7%                81.3%               103.1%
Gross profit                                        10.3%                18.7%                -3.1%
General and administrative expenses                367.9%               600.4%               442.5%
Operating loss                                    -357.6%              -581.7%              -445.7%
Other income (expense):
         Interest income                             0.0%                 0.1%                 0.1%
         Interest expense                           -0.2%                -5.2%               -27.2%
   Gain (loss) on sale of investments               34.7%                -1.6%                 0.0%
Total other income (expense)                        34.5%                -6.6%               -27.0%
Loss before provision for income taxes            -323.1%              -588.3%              -472.7%
Provision for income taxes                           0.0%                 0.0%                 0.0%
Net loss                                          -323.1%              -588.3%              -472.7%

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002.

Revenue

         During the fiscal year 2003, net revenues increased 15.7% relative to fiscal year 2002, from $420,296 to $486,160. This was due to the increase in dial-up Internet access service revenue that resulted from the growth in our subscriber base. Dial-up Internet access service revenue accounted for all of the revenue for the fiscal year ending December 31, 2003 and for the fiscal year ending December 31, 2002.

Cost of Revenue

         Cost of revenue increased from $341,533, or 81.3% of net revenues, for the fiscal year ended December 31, 2002, to $501,465 or 103.1% of net revenues, for the fiscal year ended December 31, 2003. The increase as a percentage of revenue is attributable to the increase in dollars, which is partially offset by an increase in revenues. The increase in dollars can be attributed to the following:

         - Increases in technical support costs account for approximately $21,000 of the increase in cost of revenues for fiscal year 2003 relative to fiscal year 2002. These increases were due the expansion of our technical support program, including costs associated with the addition of personnel and increases in hours worked.

         - Costs associated with one-time improvements to our network made in 2003 account for approximately $8,000 of the increase in cost of revenues for fiscal year 2003 relative to the prior year.

         - Increases in monthly telecommunications costs account for approximately $24,000 of the increase in cost of revenues for 2003 relative to 2002. During 2002 and 2003, we were a party to an agreement to purchase telecommunication services for the interconnection of our end users with the Internet. This agreement called for monthly payments, the amount of which varied and was dependent upon allocated bandwidth and actual usage of telecommunications facilities. During the fiscal year ended December 31, 2003, usage of our network increased due to the addition of subscribers to our network, which caused us to increase our allocated bandwidth, resulting in an increase in the average monthly cost from approximately $24,000 per month in 2002 to approximately $26,000 per month during the fiscal year ended December 31, 2003.

         - Deferral of invoicing and payment for collocation services accounts for approximately $24,000 of the increase in cost of revenues for 2003 relative to 2002. We were a party to an agreement to rent space to house telecommunications equipment, or collocation, at a monthly payment of $6,000. Two months' of collocation services that were provided in 2002 were not invoiced and paid until 2003, resulting in an increase in cost of revenues for 2003.

         - One-time waivers of telecommunications and collocation services payments account for approximately $32,000 of the increase in cost of revenues for 2003 relative to the prior year. Under the same agreements described above, our telecommunications provider waived our monthly payment for telecommunications services and collocation services for the month of January 2002. These agreements terminated in December 2003.

         - Costs associated with switching our telecommunications network provider account for approximately $52,000 of the increase in cost of revenues for the fiscal year ended December 31, 2003 as compared to previous year. In September 2003, we entered into a new agreement to purchase telecommunications services from a different telecommunications provider. In July 2003, we also entered into an agreement with a different company to rent space to house telecommunications equipment. The services covered by the new agreements were intended to replace the telecommunications and collocation services we had been receiving from our former telecommunications provider, our contract with which was to expire in December 2003. During each of the three months in the last quarter of 2003, we received invoices for collocation services from both collocation providers. During the last month of 2003, we received invoices for telecommunications services from both telecommunications providers. This redundancy resulted in $52,000 in one-time excess network costs.

         The collocation services agreement into which we entered in July 2003 will result in an increase in monthly collocation costs in 2004 relative to monthly collocation costs in 2003. Collocation costs in 2003 were approximately $6,000 per month (excluding the redundant costs incurred in the fourth quarter of 2003). The monthly collocation cost in 2004 is expected to be approximately $8,500. In addition, monthly telecommunications services rates are slightly higher under the new telecommunications services agreement into which we entered in August 2003; at current bandwidth usage, these increased rates result in an approximate increase of $1,000 per month in telecommunications services charges. Monthly telecommunications costs will also increase incrementally as we add subscribers to our network as a result of increases in bandwidth usage.

Operating Expenses

         Sales and Marketing. Sales and marketing costs relate to expenses to develop our markets and channels of distribution to those markets, primarily the cost of building up our pool of City Managers. These costs include the salaries for the Area Directors responsible for recruiting, training, and managing City Managers. We have not yet begun paying monetary compensation to City Managers. During the fiscal year 2003, we continued to grow our roster of City Managers. Sales and marketing expenses decreased from $1,037,081, or 246.7% of net revenues, for the year ended December 31, 2002, to $792,326, or 163.0% of net revenues for the year ended December 31, 2003. The decrease in dollars was attributable to periods of vacancy of some Area Director positions during 2003. The decrease in sales and marketing expenses as a percentage of net revenues is the result both of this decrease in dollars and of an increase in net revenues of 15.7%.

         Product Development. Product development costs consist of internal costs and external fees to develop our technical platform and back-end systems, including salaries for our software development staff. Product development costs increased to $353,979, or 72.8% of net revenues for the year ended December 31, 2003, from $297,270, or 70.7% of net revenues, for the prior year. The 19.1% increase in dollars was attributable to an increase in product development activities, primarily in connection with the development of web-based management applications in support of our Associate Program, during fiscal year 2003 as compared to the prior year. The increase as a percentage of net revenues was attributable to this increase in costs, but was partially offset by the increase in revenues during the same period.

         General and Administrative. The main components of general and administrative expenses were wages and employee benefits, taxes and insurance expenses, and professional and consulting fees. General and administrative expenses decreased from $1,188,284, or 282.7% of net revenues, for the twelve months ended December 31, 2002, to $1,005,029, or 206.7% of net revenues, for the twelve months ended December 31, 2003. The decrease in dollars was primarily due to the expiration in May 2002 of an outsourcing contract for billing, technical support, and software development services that represented an expense of approximately $110,000 for the fiscal year ended December 31, 2002; this contract was not in effect during fiscal year 2003. As a percentage of net revenues, the decrease in general and administrative expenses is a result of this decrease in costs and the increase in net revenues.

Other Income and Expenses

         Interest Income. Interest income was $652 for the fiscal year ended December 31, 2003 and $548 for the fiscal year ended December 31, 2002. The increase was due to the accrual of interest on promissory notes held by us during the fiscal year ended December 31, 2003.

         Interest Expense. Interest expense was $132,103 in the year ended December 31, 2003 and $21,714 in the year ended December 31, 2002. The increase was primarily due to the accrual of interest on two promissory notes made by us in July and November 2002, respectively, as well as accrued interest on our operating line of credit.

         Gain/Loss on Investment. Investment losses of $6,516 in the twelve months ending December 31, 2002 were the result of the sale, at a loss, of marketable securities we received as partial consideration for shares of our common stock sold by us in two private placements. There was no comparable transaction during the fiscal year ended December 31, 2003.

    Comparison of Year Ended December 31, 2002 and Partial Year Ended December 31, 2001

    Revenue

         Total revenue amounted to $420,296 for the twelve-month period ended December 31, 2002, an increase of $171,747, or 69.1%, from the corresponding period in 2001. It should be noted that the corresponding period for 2001 referred to here and elsewhere is not a full period. For 2001, the corresponding period is from inception, April 11, 2001, to December 31, 2001. This unequal comparison affects each of the listed categories.

         Our dial-up revenue accounted for all of the revenue for the year ended December 31, 2002 and all of the revenue for the partial year ended December 31, 2001.

    Cost of Revenue

         Cost of revenue increased from $222,880, or 89.7% of net revenues, for the partial year ended December 31, 2001, to $341,533, or 81.3% of net revenues, for the year ended December 31, 2002. The increase in dollars can be attributed primarily to the difference in the length of the periods and to the increase in revenues of 69.1%. The decrease in cost of revenue as a percentage of net revenues is attributable to economies of scale achieved by adding subscribers to our network.

         We are a party to an agreement to purchase telecommunication services for the interconnection of our end users with the Internet. The monthly payments required under this agreement were approximately $24,000 for the year ending December 31, 2002 and for the partial year ending December 31, 2001. We are also party to an agreement to rent space to house telecommunications equipment; payments under this agreement were approximately $6,000 per month for the year ended December 31, 2002 and the partial year ended December 31, 2001. These agreements end in December 2003.

    Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist of costs to develop our markets and channels of distribution to those markets, and the cost of building up our pool of City Managers. Sales and marketing expenses increased to $1,037,081, or 246.7% of net revenues, for the twelve-month period ended December 31, 2002, from $274,251, or 110.3% of net revenues, for the partial year ended December 31, 2001. The increase in dollars and percentage of revenue is primarily due to our increased costs relative to the addition of Area Directors and staff that we hired in 2002 to recruit City Managers on a large scale. The increase in dollars is also due in part to the difference in the lengths of the two periods being compared.

         Product Development. Product development costs consist of internal costs and external fees to develop our technical platform and back-end systems, including salaries for our software development staff. Product development costs increased to $297,270, or 70.7% of net revenues for the period ended December 31, 2002, from $93,821, or 37.8% of net revenues, for the same period in the prior year. The 216.9% increase in dollars was attributable to an increase in product development activities, primarily in connection with the development of our e-bill platform and management applications in support of our Associate Program. The increase in dollars was also due in part to the difference in lengths of the two periods being compared. As a percentage of net revenues, the increase in product development expenses is a result of the increase in costs.

         General and Administrative. General and administrative expenses increased to $1,188,284, or 282.7% of net revenues, for the twelve-month period ended December 31, 2002, from $546,331, or 219.8% of net revenues for 2001. The increase is primarily due to higher employee-related costs, such as wages, taxes and insurance expenses, as well as rent for a larger facility, and professional and consulting fees. As a percentage of net revenues, the increase in general and administrative expenses is a result of this increase in costs.

    Other Income and Expenses

         Interest Income. Interest income was $548 for the year ended December 31, 2002 and $0 for the year ended December 31, 2001. The increase was due to the accrual of interest on promissory notes held by us during the year ended December 31, 2002.

         Interest Expense. Interest expense was $21,714 in the year ended December 31, 2002 and $500 in the partial year ended December 31, 2001. The increase was due to the accrual of interest on two promissory notes made by us in July and November 2002, respectively, as well as under our operating line of credit.

     Gain/Loss on Investment. Investment losses of $6,516 in the year ended December 31, 2002 were the result of the sale, at a loss, of marketable securities we received as partial consideration for shares of our common stock sold by us in two private placements. Investment gains of $86,264 in the partial year ended December 31, 2001 were the result of gains from the sale of marketable securities we received as partial consideration for shares of our common stock sold by us in two private placements.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2003

         Net cash used in operating activities was $1,021,253 during the year ended December 31, 2003 and $1,136,519 during the year ended December 31, 2002. The increase in cash flow was primarily the result of an increase in revenues and a decrease in general and administrative expenses. During the fiscal year ended December 31, 2003, we financed our operations primarily through accrued expenses and accrued accounts payable of $638,897 and $224,863 respectively.

         Net cash used for investing activities was $3,980 for the year ended December 31, 2003. This consisted primarily of networking equipment purchases. Net cash provided from investing activities was $2,020 for the year ended December 31, 2002.

         Net cash provided by financing activities was $1,030,270 for the year ended December 31, 2003 and $1,123,875 for the year ended December 31, 2002. For the fiscal year ending December 31, 2003, cash from financing activities consisted of $1,195,987 in cash received pursuant to a $1,500,000 line of credit from a shareholder, and was offset by an increase in deferred offering costs of $184,315. For the year ending December 31, 2002, cash from financing activities consisted primarily of $508,200 in cash received pursuant to a private placement of securities and $689,000 in loans from stockholders.

Year Ended December 31, 2002

         Net cash used in operating activities was $1,136,519 for the year ended December 31, 2002, and $635,819 for the partial year ended December 31, 2001. In each year, the use of cash for operations primarily consisted of net operating losses offset by an accumulation of payables and accrued expenses.

         In 2002, deferred revenues, an increase in trade payables, and an increase in accrued expenses partially funded our operating loss. In the partial year ended December 31, 2001, losses from operations were offset by a net realized gain on the sale of investments and increases in payables and accrued expenses. Non-cash items in the partial year ended December 31, 2001 included investments received as consideration for sale of common stock and the acquisition of a customer list, offset by deferred revenue.

         Net cash provided by investing activities was $2,020 for the year ended December 31, 2002 and $468,031 for the partial year ended December 31, 2001. In 2002, net cash provided by investing activities consisted of the sale of investments. Net cash provided by investing activities in the partial year ended December 31, 2001 primarily consisted of proceeds from the sale of investments, offset by the purchase of investments, a customer list and property.

         Net cash provided by financing activities was $1,123,875 for the year ended December 31, 2002 and $183,020 in the partial year ended December 31, 2001. For the year ended December 31, 2002, cash provided by financing activities consisted of the sale of the Company's common stock, plus an amount received from (and due to) a stockholder of ours pursuant to two promissory notes made by us in July and November 2002, respectively. Cash provided by financing activities for the partial year ended December 31, 2001 consisted primarily of the sale of the Company's common stock, plus an amount received from (and due to) a stockholder of ours pursuant to two promissory notes made by us in July and November 2002, respectively.

         We have not generated any net cash from operations since our inception. We have funded operations primarily through private sales of equity securities, borrowings from third parties, deferred salary arrangements with our employees, tax payment deferrals and trade payables.

EFFECTS OF CONTRACTUAL OBLIGATIONS AND FINANCING ACTIVITIES ON LIQUIDITY

         The following tables summarize our contractual obligations as of December 31, 2003, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                       Payments Due by Period
                                    Total             Less than 1 Year   1-3 Years     3-5 Years   More than 5 Years
                                    (In thousands)


Contractual Obligations:
----------------------------------------------------------------------------------------------------------------------
Short-Term Debt Obligations          $  1,760             $  1,760             --             --                 --
Long-Term Debt Obligations           $    708             $    708             --             --                 --
Operating Lease Obligations          $  2,586             $    597       $  1,175       $    814                 --
Other Short-Term
Liabilities:
    Taxes                            $  1,152             $  1,152             --             --                 --
    Deferred Compensation            $    723             $    723             --             --                 --
                                     --------             --------       --------       --------           --------
     Total                           $  6,929             $  4,940       $  1,175       $    814                 --
                                     ========             ========       ========       ========           ========

         As of December 31, 2003, we had cash of approximately $9,645. In May 2001, we sold 1,200,000 shares of common stock for $1,200,000 in a private placement. We received a portion the proceeds of this sale in 2001 and the remainder in 2002. During 2002, we borrowed $620,000 from a stockholder and issued two promissory notes totaling this amount and bearing an interest rate of 10%. These notes, as amended, become payable on the earlier of January 2, 2005 or the closing of our initial public offering.

         In December 2002, we entered into a secured credit line agreement with a stockholder for $750,000 in credit, which bears interest at a rate of 9% and was to mature on December 12, 2003. In March 2003, this agreement was modified to increase the credit line to $1,500,000 and to extend the maturity date to December 12, 2004. As of December 31, 2003, we had availed ourselves of $1,264,987 of this credit line and had $235,013 in remaining available credit. On March 1, 2004, the agreement was modified to increase the credit line to $3,000,000. The terms of the credit line agreement allow the company to draw funds against the line of credit for any legitimate business purpose with three days' notice, provided that the creditor, in his sole discretion, approves the request. In October 2003, the creditor executed a waiver that allowed us to defer interest payments due on our outstanding balance until the maturity date. All amounts outstanding under the line of credit loan agreement, including principal and accrued interest, become due and payable on January 1, 2005 or upon the occurrence of an acceleration event, as defined in the loan documents, including a successful public offering of the company's stock.

         During 2002 and 2003, we increased our liquidity by entering into a deferred compensation arrangement with certain of our employees. Pursuant to this arrangement, certain employees have agreed to defer receipt of compensation earned during the last quarter of 2002 until 2003. We believe that these employees will agree to extend their compensation deferral until after the closing of this offering. In addition, certain employees have agreed to defer receipt of compensation earned in 2003 until after the closing of our initial public offering, which cannot currently continue beyond July 12, 2004. Upon our receipt of the proceeds of this offering, we will pay our employees any amounts outstanding pursuant to this deferred compensation arrangement. As of December 31, 2003, the amount outstanding under this arrangement was approximately $722,855.

         We have an outstanding tax liability of approximately $1,152,000 for federal and state taxes. We are currently in negotiations for an offer of compromise or a payment schedule with both the federal and state revenue agencies. The Internal Revenue Service and Illinois Department of Revenue have the authority to encumber our assets to protect their position relative to other creditors. We have received notice that the Illinois Department of Revenue has filed a lien. The Internal Revenue Service has not filed a lien on our assets but could do so at any time. Upon our receipt of the proceeds of our initial public offering, we will pay all outstanding state and federal taxes. We have begun the process of formally requesting an offer of compromise or payment plan from the Internal Revenue Service. We have retained tax counsel to advise us in this matter, and our counsel has filed the necessary application forms in connection with our request for an offer of compromise or payment plan. As of the date of this annual report, we had not received a response from the Internal Revenue Service pursuant to our request. We are also in the process of negotiating with the Illinois Department of Revenue for a payment plan.

         We filed a Registration Statement on Form S-1 (File No.333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, we commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The offering closes on July 12, 2004. To receive the proceeds of the offering, we must sell a minimum of 1,200,000 shares for an aggregate price of $12,000,000. We may elect to close the offering on an earlier date if we have received subscriptions for the maximum amount of 2,000,000 shares. Receipt of the proceeds of the offering, should it occur, will contribute significantly to our liquidity.


Off-Balance Sheet Arrangements

         As of December 31, 2003, we did not have an off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.


RISK FACTORS

           Set forth below and elsewhere in this annual report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report.

RISKS RELATING TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR PROSPECTS.

         We began our operations in April 2001. Thus, an evaluation of our business and our prospects can only be based on our limited operating history. Moreover, our historical results of operations do not set forth an accurate indication of our future results of operations or prospects because we are a development stage company and thus far have only implemented the first stage of our business plan, which is the launch and development of our dial-up Internet access service. We expect our operating results to change significantly if we are able to successfully implement the second stage of our business plan, which entails launching, and then growing, our electronic bill presentment and payment service. No assurances exist that we will be successful in these endeavors.

IF WE DO NOT OPERATE PROFITABLY, OUR BUSINESS WILL SUFFER. IN ADDITION, OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IF OUR INITIAL PUBLIC OFFERING IS UNSUCCESSFUL OR IF WE CANNOT OBTAIN ADDITIONAL CREDIT.

         We have never operated profitably. We incurred net losses of approximately $2,472,470 in 2002 and $802,970 in 2001. As of December 31, 2003,
we had an accumulated deficit of approximately $5,573,530. In the notes to our audited financial information, doubt is expressed as to our ability to continue if we do not complete our initial public offering successfully (please see "Note
N: Going Concern Uncertainty and Management's Plans," to our audited financial statements). We can provide no assurances that such net losses will not continue or increase or that we will be able to implement our business plan or achieve profitability. If we do not operate profitably, our business will suffer.

OUR BUSINESS PLAN IS NEW AND UNPROVEN, WHICH MAKES IT MORE DIFFICULT TO EVALUATE OUR CHANCES OF SUCCESS.

         Our business plan to provide electronic bill presentment and payment services is new and unproven and has not yet been fully implemented. For our business plan to be successful, we must accomplish a number of goals, including the following:

         - Develop and market our electronic bill presentment and payment services to achieve market acceptance by both consumers and vendors of products and services.

         -        Enter into aggregating and reselling arrangements.

         - Attract consumers that are appealing to vendors with whom we will associate.

         To our knowledge, no other company has successfully implemented a business plan like ours. Our business plan differs significantly from those of our competitors in the electronic bill presentment and payment industry in that we intend to act as an intermediary between consumers and providers of household services and to use our intermediary role to negotiate discounts and other benefits for our customers. We are unaware of any other business in the electronic bill presentment and payment industry that serves in such an intermediary capacity. Thus, there is no similar model for our business to which you can compare us in order to assess whether our business plan has the potential to be successful. Furthermore, we might need to adapt our business plan to adjust to changes in the electronic bill presentment and payment market. Therefore, our business plan could change in the future, which makes evaluating the viability of our business plan even more difficult. If we are unable to successfully implement our business plan, our business will suffer and we will not become profitable.

OUR GROWTH STRATEGY DEPENDS ON NUMEROUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL

         Some of the factors that could significantly affect our ability to develop our business, but which we believe are beyond our control, include the following:

         - We might need to raise additional funds in the future. For reasons beyond our control, such as general market and economic conditions, we might be unable to obtain additional funds in sufficient amounts or on acceptable terms.

         - We are dependent on hardware and software products produced by third parties to run our business, and we expect such dependency to continue and perhaps increase in the future. For reasons beyond our control, such as increased demand for such products or a reduced supply of such products due to parts scarcity, we might be unable to acquire necessary hardware and software products in sufficient quantities or on acceptable terms.

         - We will attempt to attract customers who use America Online to our service by enabling them to use America Online's "Bring Your Own Access" or "AOL for Broadband" programs, which allow them to connect to America Online's content and services for a reduced monthly fee. We maintain no relationship with America Online and have no ability to control or influence America Online. Furthermore, the availability and pricing of "Bring Your Own Access" or "AOL for Broadband" are under the sole control of America Online. America Online could discontinue these programs or substantially increase their costs, either of which would eliminate or undermine our ability to use these programs as an inducement to potential customers.


IF WE CANNOT ESTABLISH RELATIONSHIPS WITH BILLERS ON FAVORABLE TERMS, WE MAY BE UNABLE TO ACHIEVE ALL OF THE REVENUE STREAMS CONTEMPLATED BY OUR BUSINESS PLAN.

         Our business plan calls for us to enter into agreements with vendors of household products and services, or billers, allowing us to offer our customers discounts on such services and to present bills for these services to our customers electronically. As of the date of this prospectus, we have not entered into any agreements that allow us to present the bills of such providers to our customers or to offer our customer discounts on these services. If we are unable to negotiate agreements for all of the services that we currently intend to offer, we will be forced to eliminate the products and services for which agreements are unavailable from our planned service offerings, our ability to earn revenue will be reduced.

IF WE DO NOT ESTABLISH A RELATIONSHIP WITH A BANK OR SIMILAR FINANCIAL INSTITUTION ON FAVORABLE TERMS, MARKET ACCEPTANCE OF OUR SERVICES AND THE GROWTH OF OUR BUSINESS WILL BE HINDERED.

         We will not lend money to our customers, but we intend to assist in making credit available to them through an unrelated financial institution, such as a bank. We intend to do this by permitting our customers to defer payment on bills. See "Business" for more information. As of the date of this annual report, however, we are only in preliminary discussions with financial institutions. We have not reached an agreement with any financial institution, and there is no assurance that we will be able to do so on terms that will make our services attractive to our customers. If we are unable to reach an agreement with a financial institution for the provision of credit to our customers on favorable terms, we may not be able to attract customers at the rate we would otherwise attract them, and we may be unable to offer some of the services and benefits contemplated by our business plan. Either or both of these results could hinder our growth.

DEFAULTS ON LOANS BY OUR CUSTOMERS COULD STRAIN OUR FINANCIAL RESOURCES.

         If we are successful in making arrangements to have consumer credit available to our customers, such arrangements may require that we guarantee any loans to them pursuant to such credit arrangements, and we intend to guarantee such loans, if permitted by applicable law. By doing so, we will bear the risk of payment defaults by our customers. Thus, if a customer purchases goods or services by means of a loan guaranteed by us and subsequently does not pay that loan, we would be liable for up to the full amount of the loan. Guaranteeing our customers' loans exposes us to a potentially significant credit risk. This could severely strain our financial resources.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

         Since our quarterly operating results may fluctuate, the price of our common stock might fluctuate as well. Our quarterly operating results might fluctuate for a variety of factors, some of which are beyond our control. These factors include:

         - changes in our costs brought about by general market conditions, such as scarcity or high demand;

         - changes in our pricing policies, which are generally within our control, or those of our competitors, which are beyond our control;

         - relative rates of acquisition of new customers, which could be depressed by poor economic condition in the areas we serve;

         -        seasonal patterns;

         - delays in the introduction of new or enhanced services, software and related products or market acceptance of these products and services; and

         - other changes in operating expenses, personnel, and general economic conditions.


         If the price of our common stock is volatile, investors may not want to buy our stock, which could cause the value of your investment to decline.

WE MUST GROW OUR BUSINESS EFFECTIVELY TO BE SUCCESSFUL.

Our business could be harmed if we fail to manage effectively any growth that we achieve. If our business grows, our management systems, as well as our financial and management controls and information systems, may be inadequate to support such growth. Our ability to manage our growth effectively will require us to expend funds to improve these systems, procedures, and controls, which we expect will increase our operating expenses and capital requirements. In addition, we must effectively expand, train, and manage our employees and independent contractors. We cannot assure you that we will respond on a timely basis to the changing demands that our planned expansion will impose on our management and on our existing systems, procedures, and controls. For any of these reasons, we could lose opportunities or overextend our resources, which, in turn, could harm our business.

IF WE DO NOT SUCCESSFULLY DEVELOP AND MAINTAIN THE LIGHTFIRST BRAND, WE MAY LOSE EXISTING CUSTOMERS AND FAIL TO ATTRACT NEW CUSTOMERS.

         We believe that maintaining and developing the LightFirst brand is critical to our success and that the importance of brand recognition may increase as a result of new or future competitors offering products similar to ours. If our brand-building strategy is unsuccessful, our business could suffer. Our success in promoting and enhancing the LightFirst brand will depend on our ability to provide customers with high-quality service. We cannot assure you that our customers will perceive our service as being of high quality. If they do not, the value of our brand name may be diminished, and our business could suffer.

THE LOSS OF MARTIN P. GILMORE OR OUR INABILITY TO RETAIN OTHER SENIOR MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS.

         We are dependent on the services of Martin P. Gilmore, our president and chief executive officer. Our operations would suffer if we were to lose the services of Mr. Gilmore. In addition, there is competition for qualified management in our industry. Many of the companies with which we will compete for experienced management personnel have greater financial and other resources than we do. If we are unable to retain qualified management personnel or if a significant number of our current management personnel were to leave our employment, our business could lose direction.

WE DEPEND ON THIRD PARTIES TO FULFILL MANY OF OUR HARDWARE AND SOFTWARE NEEDS, AS WELL AS TO PROVIDE US WITH NECESSARY SERVICES RELATING TO THE OPERATION OF OUR BUSINESS.

         The expansion of our network infrastructure places demands on our suppliers, some of which have limited resources and production capacity. From time to time, we have experienced delays in delivery from suppliers of modems, servers, and other equipment. In particular, our servers are a critical part of our infrastructure, and we will need to add additional servers to expand our operations. We currently purchase all of our servers from Sun Microsystems, Inc. Since we do not have an agreement with Sun Microsystems, Inc. regarding future server purchases, we can provide no assurance that Sun Microsystems, Inc. will continue to supply servers to us. We may be unable to implement our planned expansion and our users may be unable to connect to our network if:

         - we are unable to obtain modems, servers and other equipment in a timely manner;

         - such equipment is unavailable on commercially acceptable terms; or

         - we are unable to develop alternative sources of supply, if required.

         We depend on establishing and maintaining relationships with several companies to provide Internet access services to our customers, and to provide us with telecommunications, content filtering, and other support services. The loss or impairment of any of these relationships would impair our ability to deliver service to our customers and our business could decline as a result.

WE MAY EXPERIENCE BREAKDOWNS IN OUR SYSTEMS THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

         The satisfactory performance, reliability, security, and availability of our website, filtering systems, and network infrastructure are critical to our reputation and our ability to attract and retain participating customers and vendors. Our revenue depends on the number of online bills paid and electronic purchases made by our customers. Any system interruptions that result in the inability of our customers to pay bills or purchase goods and services, or more generally, the unavailability of our service offerings, could reduce our revenue. Thus, to operate our business successfully, we must try to protect our systems from interruption, including by events beyond our control. Events beyond our control that could cause system interruptions include:

         -        fire;

         -        earthquake;

         -        terrorist attacks;

         -        natural disasters;

         -        computer viruses;

         -        unauthorized access to our systems;

         -        telecommunications failure;

         -        computer denial of service attacks; and

         -        power loss.

         In addition, we believe that customers who have a bad experience with our service will be reluctant to continue using it and will not recommend us to others.

         We currently maintain a single telecommunications services network and house our computer hardware in a single leased facility. If our telecommunications provider or our co-location facility experiences a system failure, we would be unable to provide service to our customers until these facilities and services are restored or substitute facilities and services are brought into use. Currently, we have no arrangements for substitute facilities or services. Our insurance coverage may not compensate us for losses that occur due to failures or interruptions in our systems. Disruptions, particularly if they were for an extended period, would seriously harm our business.

SECURITY AND PRIVACY BREACHES IN OUR SYSTEMS COULD DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

         Any failure in our security and privacy measures could harm our business by causing our customers to lose confidence in us. We plan to store personal information about our customers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of this information, our business could suffer.

         A security or privacy breach may:

         -        expose us to liability;

         -        deter consumers from using our services;

         -        cause our customers to lose confidence in our services;

         -        harm our reputation;

         -        increase our expenses because of potential damages; or

         - decrease market acceptance of electronic bill presentment and payment.

         We believe that we will utilize applications designed for data security and integrity. Nevertheless, there is no assurance that our use of such applications will be sufficient to address the security and privacy concerns of our customers or protect their information.

WE BELIEVE IT TO BE LIKELY THAT WE WILL FACE SIGNIFICANT RISKS OF LOSS DUE TO FRAUD AND DISPUTES BETWEEN CUSTOMERS AND VENDORS THAT USE OUR ELECTRONIC BILL PRESENTMENT AND PAYMENT.

         We believe it to be likely that we will face significant risks of loss due to fraud and disputes between our customers and vendors using our services, including:

         -        unauthorized use of information and identity theft;

         - vendor fraud and other disputes over the quality of goods and services;

         -        breaches of system security;

         -        employee fraud; and

         -        use of our system for illegal or improper purposes.

         We take measures to detect and reduce the risk of fraud, but we cannot assure you that these measures will be effective. If these measures fail, our business will suffer. In addition, we may incur losses from fraud, including claims from customers that vendors have not performed, that their goods or services are not as described, or that the customer did not authorize the purchases. We may also incur losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in such accounts to satisfy payments.

CUSTOMER COMPLAINTS OR NEGATIVE PUBLICITY COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

         Customer complaints or negative publicity about our services could undermine consumer confidence in and use of our services. Breaches of our customer privacy and our security measures could have the same effect. Measures we might take to combat fraud and breaches of privacy and security, such as freezing customer accounts, could damage our relations with customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. If we do not handle customer complaints effectively, our reputation might suffer and we may lose customers.

IF WE ARE FOUND TO BE SUBJECT TO LAWS OR REGULATIONS GOVERNING ELECTRONIC COMMERCE, WE COULD INCUR LIABILITIES AND BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

         We operate in an industry that is subject to certain government regulations and that could become subject to additional government regulation. For example, some states have money transmitter regulations to which we might be subject. In addition, we may be subject to federal electronic fund transfer regulations, such as to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board, which require that companies comply with certain procedural rules and assume liability for unauthorized transactions. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and other related regulations, which restrict how we use financial information obtained through our service. We may also be subject to additional state or federal banking or financial services regulations, and regulations relating to Internet transactions, among others. If we are found to be in violation of any current or future regulations:

         - we could be exposed to financial liability, including substantial fines and disgorgement of any profits;

         -        we could be forced to change our business practices; and

         - we could be forced to cease doing business in certain areas or altogether.

         In addition, because we propose to enter into an arrangement with a lending institution that will lend our customers money to pay their bills and that may offer our customers additional loan products, we may be subject to federal and state regulations governing lending practices and loan brokers. In many states, we may be required to obtain licenses to offer some of our proposed products. To date, we have not implemented the part of our business plan that may subject us to lending regulations, and we have not obtained any licenses. If we cannot obtain the required licenses, we may be unable to offer some products in certain areas, and we could be forced to change our business practices or cease doing business in some states.

OUR PRESENT OPERATION SOLELY IN THE CHICAGO METROPOLITAN MARKET POTENTIALLY EXPOSES US TO GREATER RISK THAN IF WE OPERATED IN ADDITIONAL MARKETS THROUGHOUT THE UNITED STATES.

         We presently operate our business only in the Chicago metropolitan market. The concentration of our operations in this geographic market exposes us to a greater risk from regional economic downturns than would be the case if we were not so geographically concentrated.

COMPETITION IN OUR INDUSTRY IS FIERCE AND COULD IMPEDE THE GROWTH OF OUR
BUSINESS.

         The electronic bill presentment and payment market is a relatively new industry and, like the broader electronic commerce market, is evolving. Competition in our industry is fierce. We expect competition to increase in the future. Our current competitors include:

         - banks with electronic bill presentment and payment services, such as Bank of America, Bank One Corp, Wells Fargo and Fleet-Boston Financial Corp;

         - CheckFree Corporation, which is one of the largest electronic bill presentment and payment companies in the United States; and

         - Internet payment facilitators, which are in various stages of development and some of which are backed by prominent venture capital firms.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases, proven business models, and significantly greater financial, technical, and marketing resources than we do. These competitors may engage in more extensive product development, undertake broader marketing campaigns, adopt more aggressive pricing structures, and make more attractive offers to existing and potential vendors with which we have or will seek to have relationships.

         Our ability to compete effectively depends on many factors, including:

         - the pricing, breadth, ease of use, and convenience of the services we offer;

         - the timing of our entry into the electronic bill presentment and payment market;

         - the variety, quantity, and quality of the business relationships we plan to build; and

         - our ability to develop and use proprietary and scalable technology and infrastructure.

         Increased competition could lead to reduced margins or loss of market share, the occurrence of either of which could impair our business, our results of operations, and our financial condition.

         In addition, improvements in the traditional methods by which bills are paid may make electronic commerce a less attractive means for paying bills and managing personal finances and could reduce our ability to generate revenue and become profitable.

IF WE DO NOT RESPOND TO TECHNOLOGICAL CHANGE, OUR SERVICE COULD BECOME OBSOLETE.

         To remain competitive, we must continually enhance the responsiveness, functionality, and features of our service and develop other services that are attractive to customers and vendors. We must also continually address the evolving technological developments that characterize Internet commerce, including the rapid advances in Internet connectivity. Currently, we only offer our customers dial-up Internet access, which is a relatively slow way to connect to the Internet. Because we cannot predict the nature or extent of future technological challenges, we may be unable to respond to demands and challenges, in which case our service could become obsolete.

WE MIGHT BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY BUSINESS PROCESSES.

         Our success and ability to compete in our market depends upon our proprietary business processes. Failure to protect our intellectual property could harm our brand and decrease our ability to compete. Moreover, we could spend significant resources enforcing or defending our intellectual property rights, which would be a drain on our financial resources. To protect our intellectual property rights, we rely on a combination of intellectual property laws and contractual arrangements. In addition, we have filed an application with the United States Patent and Trademark Office to register our name as a service mark, but this application has not yet been approved. The protective steps we have taken may be insufficient to prevent the misuse of our proprietary information, however. Furthermore, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We do not have any registered trademark or copyrights. We have not filed any patent applications for our electronic bill presentment and payment service, and we do not expect to do so in the future. Consequently, a third party might try to imitate and exploit our business processes, which could undermine our business.

OUR PRODUCTS AND SERVICES MIGHT INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD EXPOSE US TO COSTLY LITIGATION OR REQUIRE US TO PURCHASE EXPENSIVE LICENSES.

         We are aware of various patents and other intellectual property rights held by third parties in the area of electronic payment systems. The holders of these rights could assert that we are infringing upon such rights. Although we believe that we do not infringe any third-party's intellectual property rights, we cannot assure you that our product features do not infringe on intellectual property rights held by others or that they will not do so in the future. As a result, third parties might assert infringement claims against us that could result in litigation, which would drain our resources even if we defended ourselves successfully. In lieu of litigation, we might be able to seek licenses to use such intellectual property rights, but we cannot assure you that we could secure licenses on reasonable terms or at all.

ANTI-TAKEOVER PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS AND UNDER DELAWARE LAW MIGHT MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, WHICH COULD POTENTIALLY DEPRIVE YOU OF AN OPPORTUNITY TO OBTAIN A PREMIUM FOR ANY OF OUR SHARES THAT YOU HOLD.

         Our certificate of incorporation and bylaws contain provisions that might delay or prevent a change in our control, discourage bids at a premium over the market price of our common stock, or otherwise affect adversely the market price of our common stock and the voting and other rights of the holders of our common stock. We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our board of directors. Together, these provisions could make us unattractive to a buyer that might otherwise be willing to pay our stockholders a premium for their shares.

OUR MANAGEMENT CONTROLS A MAJORITY OF OUR OUTSTANDING COMMON STOCK, WHICH ENABLES THEM TO CONTROL THE OUTCOME OF STOCKHOLDER VOTING ON MATTERS SUBMITTED FOR STOCKHOLDER APPROVAL.

         Our executive officers and directors will, as a group, beneficially own the majority of our common stock following this offering. These stockholders will be able to dominate and control all matters requiring approval by our stockholders, including electing directors and approving significant corporate transactions, such as a change of control. You should note that the interests of these stockholders may differ from your interests and the interests of our other stockholders, and they might cause us to take actions with which you disagree and that you will be unable to prevent.

WE DO NOT PLAN TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

         We do not anticipate paying cash dividends to our stockholders now or in the future. Accordingly, you must rely upon subsequent sales after price appreciation of the shares of our common stock that you purchase in this offering as the sole method to realize a gain on your investment. There are no assurances that the price of our common stock will ever appreciate in value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not have a direct effect on our financial position. To date the effects of inflation on us have been immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                                 LIGHTFIRST INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          AUDITED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                        DECEMBER 31, 2003, 2002 AND 2001

CONTENTS


AUDITED FINANCIAL STATEMENTS                                   PAGE
                                                               ----
   Independent Auditors' Report                                35

   Balance Sheets                                              36

   Statements of Operations                                    38

   Statements of Shareholders' Deficiency                      39

   Statements of Cash Flows                                    40

   Notes to Financial Statements                               42

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
LightFirst Inc.

We have audited the accompanying balance sheets of LightFirst Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficiency, and cash flows for the years then ended, for the period from inception (April 11, 2001) to December 31, 2001 and for the period from inception (April 11, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightFirst Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, for the period from inception (April 11, 2001) to December 31, 2001 and for the period from inception (April 11, 2001) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company is in the development stage as of December 31, 2003, has incurred significant losses since inception and has a working capital and shareholders' deficiency. Recovery of the Company's assets and satisfaction of liabilities is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate capital and financing to complete its development activities and to achieve a level of revenues adequate to support the Company's cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Mengel Metzger Barr & Co., LLP
Rochester, New York
March 25, 2004

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                                                               December 31,
                                                                                         ------------------------
                                      ASSETS                                               2003           2002
                                                                                         --------       --------
CURRENT ASSETS
  Cash                                                                                   $  9,645       $  4,608
  Accounts receivable, net of allowance for doubtful
    accounts of $10,000 in 2003 and 2002                                                    4,019          9,016
  Note receivable                                                                              --          6,638
  Due from officer/shareholder                                                                 --         16,917
  Deferred offering costs                                                                 204,853         20,538
                                                                                         --------       --------
                                         TOTAL CURRENT ASSETS                             218,517         57,717


PROPERTY - Computer equipment                                                              39,430         35,450
  Less accumulated depreciation                                                            27,695         15,657
                                                                                         --------       --------
                                                                                           11,735         19,793

OTHER ASSETS
  Customer list, net of accumulated amortization of
    $217,765 and $130,660 in 2003 and 2002, respectively                                   43,551        130,656
  Deposit                                                                                  17,894         11,929
                                                                                         --------       --------
                                                                                           61,445        142,585
                                                                                         --------       --------

                                                                                         $291,697       $220,095
                                                                                         ========       ========


The accompanying notes are an integral part of the financial statements.

                                                                                                  December 31,
                                                                                         ------------------------------
                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY                               2003               2002
                                                                                         -----------        -----------
CURRENT LIABILITIES
  Line of credit payable to shareholder                                                  $ 1,264,987        $    69,000
  Accounts payable                                                                           430,388            205,525
  Deferred revenue                                                                           130,123            143,518
  Accrued payroll                                                                            722,855            475,797
  Accrued payroll taxes and related penalties                                              1,151,670            759,831
  Notes payable to shareholder                                                                    --            620,000
  Due to officer/shareholder                                                                   1,681                 --
  Accrued interest payable to shareholder                                                     64,986             21,714
                                                                                         -----------        -----------
                                           TOTAL CURRENT LIABILITIES                       3,766,690          2,295,385

LONG-TERM LIABILITIES
  Notes payable to shareholder                                                               620,000                 --
  Accrued interest payable to shareholder                                                     88,387                 --
                                                                                         -----------        -----------
                                                                                             708,387                 --

SHAREHOLDERS' DEFICIENCY Common stock, $.001 par value:
    Authorized, 10,000,000 shares
    Issued and outstanding, 6,406,000 shares and
      6,387,000 shares in 2003 and 2002, respectively                                          6,406              6,387
  Additional paid-in capital                                                               1,383,744          1,193,763
                                                                                         -----------        -----------
                                                                                           1,390,150          1,200,150
  Deficit accumulated during the development stage                                        (5,573,530)        (3,275,440)
                                                                                         -----------        -----------
                                                                                          (4,183,380)        (2,075,290)
                                                                                         -----------        -----------
                                                                                         $   291,697        $   220,095
                                                                                         ===========        ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                                                        Period from                                              Period from
                                                         inception                                                inception
                                                         (April 11,                                              (April 11,
                                                          2001) to             Year ended December 31,            2001) to
                                                        December 31,       -------------------------------       December 31,
                                                            2003                2003              2002              2001
                                                        ------------        -----------        -----------       ------------
Revenues                                                 $ 1,155,005        $   486,160        $   420,296        $   248,549

Cost of revenues                                           1,065,878            501,465            341,533            222,880
                                                         -----------        -----------        -----------        -----------
                               GROSS PROFIT (LOSS)            89,127            (15,305)            78,763             25,669

General and administrative expenses                        5,589,288          2,151,334          2,523,551            914,403
                                                         -----------        -----------        -----------        -----------
                             LOSS FROM OPERATIONS         (5,500,161)        (2,166,639)        (2,444,788)          (888,734)

Other income (expense):
  Interest income                                              1,200                652                548                 --
  Interest expense                                          (154,317)          (132,103)           (21,714)              (500)
  Net realized gain (loss) from
    sale of investments                                       79,748                 --             (6,516)            86,264
                                                         -----------        -----------        -----------        -----------
                                                             (73,369)          (131,451)           (27,682)            85,764
                                                         -----------        -----------        -----------        -----------
                                         NET LOSS        $(5,573,530)       $(2,298,090)       $(2,472,470)       $  (802,970)
                                                         ===========        ===========        ===========        ===========

Net loss per share:
  Basic and diluted                                      $     (0.93)       $     (0.36)       $     (0.40)       $     (0.16)
                                                         ===========        ===========        ===========        ===========

Weighted average shares outstanding:
  Basic and diluted                                        5,965,691          6,398,083          6,132,900          5,166,222
                                                         ===========        ===========        ===========        ===========




The accompanying notes are an integral part of the financial statements.

                               LIGHTFIRST INC.
                          (A Development Stage Company)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

           PERIOD FROM INCEPTION (APRIL 11, 2001) TO DECEMBER 31, 2003


                                                                                                     Deficit
                                                          Common Stock                             accumulated
                                                   ---------------------------     Additional       during the          Total
                                                    Number of                        paid-in       development      shareholders'
                                                     shares          Amount          capital          stage          deficiency
                                                   -----------     -----------     -----------     ------------     -------------

Balance at April 11, 2001                                   --     $        --     $        --     $         --      $        --

Issuance of common stock to founding shareholder     5,000,000           5,000          (4,900)              --              100

Issuance of common stock to consultant                 187,000             187            (137)              --               50

Issuance of common stock to investors                  691,800             692         691,108               --          691,800

Net loss for the period April 11, 2001
  through December 31, 2001                                 --              --              --         (802,970)        (802,970)
                                                   -----------     -----------     -----------     ------------      -----------
                                     BALANCE AT
                              DECEMBER 31, 2001      5,878,800           5,879         686,071         (802,970)        (111,020)

Issuance of common stock to investors                  508,200             508         507,692               --          508,200

Net loss for the year                                       --              --              --       (2,472,470)      (2,472,470)
                                                   -----------     -----------     -----------     ------------      -----------
                                     BALANCE AT
                              DECEMBER 31, 2002      6,387,000           6,387       1,193,763       (3,275,440)      (2,075,290)

Issuance of common stock in exchange for services       19,000              19         189,981               --          190,000

Net loss for the year                                       --              --              --       (2,298,090)      (2,298,090)
                                                   -----------     -----------     -----------     ------------      -----------
                                     BALANCE AT
                              DECEMBER 31, 2003      6,406,000     $     6,406     $ 1,383,744      $(5,573,530)     $(4,183,380)
                                                   ===========     ===========     ===========      ===========      ===========


The accompanying notes are an integral part of the financial statements.

                               LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                               Period from                                           Period from
                                                                 inception                                            inception
                                                            (April 11, 2001) to        Year ended December 31,     (April 11, 2001)
                                                                December 31,       ------------------------------   to December 31,
                                                                   2003                2003             2002             2001
                                                                -----------        -----------        -----------     -----------
 CASH FLOWS - OPERATING ACTIVITIES
    Net loss for the period                                     $(5,573,530)       $(2,298,090)       $(2,472,470)    $  (802,970)
                                                                -----------        -----------        -----------     -----------
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Bad debts                                                    16,638              6,638             10,000              --
        Compensation expense                                        190,000            190,000                 --              --
        Interest expense                                            153,373            131,659             21,714              --
        Depreciation and amortization                               245,460             99,143             98,922          47,395
        Net realized (gain) loss from sale of investments           (79,748)                --              6,516         (86,264)
        Changes in certain assets and liabilities
          affecting operations:
          Accounts receivable                                       (14,019)             4,997            (12,516)         (6,500)
          Prepaid expenses                                               --                 --             10,258         (10,258)
          Deposit                                                   (17,894)            (5,965)           (11,929)             --
          Accounts payable                                          430,388            224,863            159,824          45,701
          Deferred revenue                                          (18,784)           (13,395)            96,264        (101,653)
          Accrued expenses                                        1,874,525            638,897            956,898         278,730
                                                                -----------        -----------        -----------     -----------
                                  NET CASH USED FOR
                               OPERATING ACTIVITIES              (2,793,591)        (1,021,253)        (1,136,519)       (635,819)

CASH FLOWS - INVESTING ACTIVITIES
  Increase in note receivable                                        (6,638)                --               (548)         (6,090)
  Purchases of property                                             (39,430)            (3,980)                --         (35,450)
  Purchase of investments                                          (108,260)                --                 --        (108,260)
  Proceeds from the sale of investments                             732,808                 --              2,568         730,240
  Acquisition of customer list                                     (112,409)                --                 --        (112,409)
                                                                -----------        -----------        -----------     -----------
                   NET CASH PROVIDED FROM (USED FOR)
                               INVESTING ACTIVITIES                 466,071             (3,980)             2,020         468,031

CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of common stock to
    minority shareholders                                           655,250                 --            508,200         147,050
  Proceeds from issuance of common stock to
    founding shareholder                                                100                 --                 --             100
  Proceeds from line of credit payable to shareholder             1,884,987          1,195,987            689,000              --
  Deferred offering costs                                          (204,853)          (184,315)           (20,538)             --
  Due (from) to officer/shareholder                                   1,681             18,598            (52,787)         35,870
                                                                -----------        -----------        -----------     -----------
                             NET CASH PROVIDED FROM
                               FINANCING ACTIVITIES               2,337,165          1,030,270          1,123,875         183,020
                                                                -----------        -----------        -----------     -----------

                             NET INCREASE (DECREASE) IN CASH          9,645              5,037            (10,624)         15,232
Cash at beginning of period                                              --              4,608             15,232              --
                                                                -----------        -----------        -----------     -----------
                              CASH AT END OF PERIOD             $     9,645        $     9,645        $     4,608     $    15,232
                                                                ===========        ===========        ===========     ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS, Cont'd



                                                   Period from                                         Period from
                                                    inception                                           inception
                                                (April 11, 2001) to   Year ended December 31,      (April 11, 2001) to
                                                    December 31,     ---------------------------       December 31,
                                                       2003            2003             2002               2001
                                                -------------------  ----------       ----------   --------------------
NON-CASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
    Investments received as consideration for
      sale of common stock                          $  544,800       $       --       $       --       $  544,800
                                                    ==========       ==========       ==========       ==========

    Acquisition of customer list offset by
      deferred revenue                              $  148,907       $       --       $       --       $  148,907
                                                    ==========       ==========       ==========       ==========

    Issuance of common stock in exchange for
      services                                      $  190,000       $  190,000       $       --       $       --
                                                    ==========       ==========       ==========       ==========





The accompanying notes are an integral part of the financial statements.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     LightFirst Inc. (the Company) was incorporated on April 11, 2001, for the purpose of developing electronic bill presentation services. The Company currently derives its revenue primarily from providing dial-up Internet access and electronic mail access to a customer base that is primarily comprised of teachers and other individual users in the Chicago, Illinois area. The Company reports one segment based upon Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     Since April 11, 2001 (date of inception), the Company's efforts have been devoted primarily to developing the Company's software systems, developing markets for its products, and to raising capital. The Company has not generated significant revenues from its services as of December 31, 2003. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     Cash

     The Company maintains its cash balances at two financial institutions located in the Chicago, Illinois area. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured balances at December 31, 2003.

     Property

     Property is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which approximate three years. Major renewals and betterments are capitalized, while repairs and maintenance are charged to operations as incurred. Upon sale or retirement, the cost and accumulated depreciation is removed from the accounts and the related gain or loss is reflected in operations.

     Deferred offering costs

     The Company has incurred costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued. If there is no issuance of common stock, the costs incurred will be charged to operations.

     Valuation of long-lived assets

     In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

     Revenue recognition

     Revenues are recorded when earned (i.e., at the time services are provided). Deferred revenue consists of amounts collected for services to be provided in future periods of one year or less.

     Income taxes

     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The temporary differences between assets and liabilities for financial statement and tax return purposes are set forth in Note H.

     Stock-based compensation costs

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosure by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material effect on the Company's financial statements.

     SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is at least equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying financial statements. For purposes of pro-forma disclosure, the Company believes there would not have been any additional stock-based compensation expense to disclose had the fair value recognition provision of SFAS No. 123 been applied.

     Earnings per share

     Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average number of common shares outstanding. There were no dilutive potential common shares for all periods presented in the accompanying statements of operations.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

     New accounting pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. There was no material effect to the Company's financial statements upon adoption of SFAS No. 141. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to a business combination. The Company adopted this standard effective January 1, 2002 and it did not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record a liability at fair value for asset retirement obligations for the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted this standard effective January 1, 2003 and it did not have a material effect on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as it relates to the disposal of a segment of business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company adopted this standard effective January 1, 2002 and it did not have a material effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this standard on January 1, 2003 and it did not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain issued guarantees. Under the provision of FIN 45, at the time a guarantee is issued, the Company will recognize a liability for the fair value or market value of the obligation it assumes. The initial measurement and recognition provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002, and the disclosure requirements of this Interpretation are effective for interim or annual financial statements issued after December 15, 2002. The Company adopted FIN 45 as required and it did not have a material effect on the Company's financial statements.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's fiscal year ended December 31, 2003. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. The adoption of SFAS No. 148 did not have any impact on the Company's financial statements.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and its effective for all derivative contracts entered into or modified after June 30, 2003. The Company has had no derivative contracts since its inception. This standard is not expected to have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the second quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised) which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary". FIN No. 46, as revised, requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN No. 46, as revised, provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of SFAS No. 140, which would not be consolidated. FIN No. 46, as revised, applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN No. 46, as revised, applies in the first fiscal year, or interim period, beginning after December 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement did not have a material impact on the Company's financial statements.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B:  CUSTOMER LIST

     In April 2001, the Company purchased the right, title and interest in a current base of subscribers, including service agreements, from Avenew.com, Inc., a related party (also see Note J). An officer/shareholder of Avenew.com, Inc. is also the founding shareholder and an officer of the Company. Under the terms of the agreement, the Company assumed the obligation to provide Internet access services to the above cited subscribers for contract periods already paid for by the subscribers. The remaining contract periods ranged from less than one month to one year. The obligation for future services to be provided for these contract periods amounted to $148,907. As additional consideration for the customer list, the Company was also required to pay Avenew.com for the cash received from the customer base for services during the six month period following the acquisition, which amounted to $112,409. The total consideration for the customer list amounted to $261,316, and is being amortized on a straight-line basis over a thirty-six month period.

     At the time of the purchase, the Company's president and chief executive officer owned 100% of the outstanding common stock of LightFirst Inc. and 23% (on a fully diluted basis) of the outstanding common stock of Avenew.com, Inc. Such stock holdings made the Company's president and chief executive officer the controlling shareholder of both companies at the date of the above-cited transaction.

NOTE C:  DUE FROM/TO OFFICER/SHAREHOLDER

     The Company has an amount due to an officer/shareholder of $1,681 at December 31, 2003 and an amount due from an officer/shareholder of $16,917 at December 31, 2002. The amounts bear interest at a rate of 6%. The amount due from an officer/shareholder was collected during 2003.

NOTE D:  LINE OF CREDIT PAYABLE TO SHAREHOLDER

     The Company has a line of credit arrangement available with a shareholder of the Company, which provides for interest at a rate of 9%. The arrangement provides for borrowings of up to $1,500,000 through its expiration date of December 31, 2004. The arrangement is secured by all assets of the Company. At December 31, 2003 and 2002, there was $1,264,987 and $69,000, respectively, outstanding under this arrangement.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE E:  ACCRUED PAYROLL

     The Company has entered into written agreements with several employees, whereby the employees have agreed to defer receiving certain amounts of compensation. Such compensation will be payable at the earlier of ten days following the successful completion and closing of the Company's initial public offering (see Note N) or January 2, 2005. The total accrued payroll related to these agreements amounted to approximately $703,000 and $450,000 at December 31, 2003 and 2002, respectively.

NOTE F:  ACCRUED PAYROLL TAXES AND RELATED PENALTIES

     The Company has a liability for payroll taxes not remitted to various Federal and State taxing authorities, amounting to approximately $753,000 and $539,000 at December 31, 2003 and 2002, respectively. In addition, the Company has recorded a liability of approximately $399,000 and $221,000 for the estimated tax penalties associated with the non-payment of the above-cited payroll taxes at December 31, 2003 and 2002, respectively.

NOTE G:  NOTES PAYABLE TO SHAREHOLDER

     The Company has two notes payable to a shareholder in the amounts of $200,000 and $420,000. The notes were originally due in February 2003 and April 2003, respectively; however, during 2003 the due dates for each note were extended until the earlier of the successful completion of the Company's initial public offering or January 1, 2005. The notes bear interest at a rate of 10%. Principal and interest for both notes are due in full on January 1, 2005. Principal plus accrued interest on these notes approximated $708,000 and $641,000 at December 31, 2003 and 2002, respectively. These notes are secured by certain real property owned by the majority shareholder as well as his personal guarantee. In addition, the $420,000 note described above is also secured by certain real property owned by another shareholder of the Company as well as this shareholder's personal guarantee.

NOTE H:  INCOME TAXES

     Deferred taxes resulting from temporary differences are as follows:


                                                 Asset
                                       ----------------------------
                                              December 31,
                                       ----------------------------
                                          2003              2002
                                       ----------        ----------

Net operating loss carryforward        $1,260,000        $  753,700
Deferred compensation                     210,000           135,000
Customer list                              51,000            30,500
                                       ----------        ----------
                                        1,521,000           919,200
Less valuation allowance                1,521,000           919,200
                                       ----------        ----------
                                       $       --        $       --
                                       ==========        ==========

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE H:  INCOME TAXES, Cont'd

     As of December 31, 2003, the Company has a net operating loss carryforward for tax purposes of approximately $3,750,000. This loss carryforward may be used to offset future taxable income and expires at various dates through 2023.

     Because of the uncertainty surrounding the future utilization of the net operating loss carryforward, future deferred compensation deductions and the tax deductions associated with the customer list, the Company has recorded a valuation allowance of $1,521,000 and $919,200 at December 31, 2003 and 2002, respectively, to completely offset the deferred tax asset which may have otherwise been recorded.

NOTE I:  COMMON STOCK AGREEMENTS

     The Company had common stock agreements to sell and issue a total of 1,200,000 shares of the Company's common stock for an aggregate price of $1,200,000. At December 31, 2001, a total of 691,800 shares of stock had been issued in exchange for $544,800 of marketable securities and $147,000 of cash. The additional 508,200 shares of stock were issued in July 2002 upon receipt of $508,200 of cash.

NOTE J:  AVENEW.COM AGREEMENT

     The Company had an agreement with Avenew.com whereby Avenew.com provided customer support, billing management, and software development services to the Company for a charge of $1.50 per customer per month, with a minimum charge of $22,000 per month. This agreement expired in May 2002. In connection with this agreement, the Company incurred expenses of approximately $110,000 and $163,000 for the year ended December 31, 2002 and for the period from April 11, 2001 (date of inception) through December 31, 2001, respectively. Subsequent to the expiration of this agreement, the Company began performing these services.

NOTE K:  NETWORK SERVICES AND CO-LOCATION AGREEMENTS

     In September 2003, the Company entered into an agreement with a service provider for co-location services. This agreement provides for monthly payments of $8,300, through its expiration in September 2004.

     In November 2003, the Company entered into an agreement with a service provider to purchase telecommunication services for the interconnection of the Company's end users with the internet and to have access to Internet bandwidth. This agreement provides for monthly payments of approximately $25,000 through its expiration in October 2008.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE K:  NETWORK SERVICES AND CO-LOCATION AGREEMENTS, Cont'd

     In January 2002, the Company entered into agreements with two service providers to purchase telecommunication services for the interconnection of the Company's end users with the internet, rent space to house telecommunications equipment, and have access to Internet bandwidth. These agreements provided for aggregate monthly payments of approximately $31,000, depending on usage. These agreements expired in December 2003.

     Prior to January 2002, the Company obtained services similar to those cited above from a different service provider under agreements which were terminated effective December 31, 2001.

     The total cost of these agreements amounted to approximately $501,000 and $342,000 for the years ended December 31, 2003 and 2002, respectively and approximately $223,000 for the period from April 11, 2001 (date of inception) through December 31, 2001. These costs have been included in the accompanying statements of operations as cost of revenues.

NOTE L: COMMITMENTS

     Lease agreements

     The Company entered into a month to month lease agreement in May 2003 for its operating facilities which requires monthly payments of $13,421. The Company was previously committed under a sublease agreement for the same space which required monthly payments of $11,929 through July 2003. During September 2003, the Company settled a claim against it for disputed rent in connection with this sub-lease agreement. As a result of the settlement, the Company was able to extinguish approximately $50,000 of previously recorded rent. Accordingly, the Company has recorded a reduction of their rent expense in the accompanying statement of operations for the year ended December 31, 2003. Total rent expense, net of this reduction, amounted to $116,611 and $79,659 for the years ended December 31, 2003 and 2002, respectively and $26,233 from the period April 11, 2001 (date of inception) through December 31, 2001.

     Employment agreement

     The Company entered into an employment agreement with its majority shareholder, effective January 1, 2003, to serve as the President and Chief Executive Office of the Company. The agreement covers a three year period (unless terminated earlier in accordance with terms provided in the agreement) and provides for an annual base salary of $1.00 plus bonuses for the achievement of certain subscriber acquisition goals.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE M:  STOCK OPTION PLAN


     On January 5, 2002, the Company's Board of Directors approved the LightFirst Inc. 2002 Stock Option Plan (the "Plan"). The Plan is designed to attract and retain key employees, directors, or consultants of the Company and to encourage them to contribute to the Company's success by providing the opportunity for stock ownership. The Plan provides for annual grants of incentive stock options and non-statutory stock options to key employees, directors and consultants of the Company to purchase up to 10% of the outstanding common stock of the Company as of January 1st of each year. In addition, until the Plan terminates, there shall also be available for the grant of options pursuant to the Plan a total of 250,000 shares of common stock. The Plan is administered by a Stock Option Committee, which is authorized to determine the recipients of options, the type of options granted, the number of shares subject to each option, the term of each option, exercise prices and other option features. The exercise price for incentive stock options granted under the Plan shall not be less than 100% of the fair market value of the shares subject to the option. The option price for non-qualified stock options granted under the Plan shall not be less than 85% of the fair market value (determined as of the day the option is granted). Stock option grants will have a contractual life of no more than ten years from the grant date and are subject to early termination as provided for in the Plan.

     On January 5, 2002, the Company granted non-qualified stock options to purchase 88,750 shares of the Company's common stock. The awards had exercise dates of January 5, 2003 (covering 59,500 shares) and January 5, 2004 (covering 29,250 shares). The expiration date for the exercise of all of the above-cited awards is January 5, 2007. The exercise price for the shares subject to options of the Company's common stock is at least equal to the fair market value on the date of the grant.

     Information relating to stock options outstanding is as follows:


                                                                   Exercise
                                                 Number            price per
                                                of shares           share
                                                ----------        ----------


Shares under option at January 1, 2002                  --        $       --

  Granted on January 5, 2002                        88,750              2.50
  Exercised                                             --                --
                                                ----------        ----------

Shares under option at December 31, 2002            88,750              2.50

  Granted                                               --                --
  Exercised                                             --                --
                                                ----------        ----------

Shares under option at December 31, 2003            88,750        $     2.50
                                                ==========        ==========

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE N:  GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as a going concern. As discussed in Note A, the Company has been in the development stage since its inception on April 11, 2001.

     The Company has a limited operating history and its future prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet based products and services. These risks include the failure to develop and protect the Company's online brands, the failure of vendors and third-party providers to supply hardware and software products and services, systems and online security failure, the rejection of the Company's services by Internet consumers, vendors and advertisers, the inability of the Company to maintain and increase their customer base in levels sufficient to generate profitable operations, as well as other risks and uncertainties. The success of the Company also depends on the continued growth of the Internet as a viable commercial marketplace.

     In February 2004, a Registration Statement filed on Form S-1 with the Securities and Exchange Commission ("SEC") was approved. The purpose of this filing is to give the Company the ability to go to the public markets for additional equity capital. There are no assurances that shares of common stock will be sold in connection with the Registration Statement. In the event the Company is not able to raise additional equity capital or obtain additional amounts of debt financing, there is uncertainty as to the Company's ability to continue as a going concern.

     Management is currently devoting substantial efforts to sell its common shares in connection with its Initial Public Offering. Should the public offering be consummated, management believes the Company will be better able to execute its business plan and begin their revenue producing activities related to electronic bill presentation and related services.

NOTE O:  SUBSEQUENT EVENT

     In March 2004, the borrowings available under the line of credit arrangement described in Note D were increased from $1,500,000 to $3,000,000 and the maturity date was extended until January 1, 2005. The maturity of the credit line is subject to acceleration upon the occurrence of certain acceleration events, including the successful completion of a public offering of securities by the Company. All other terms and conditions of the arrangement remained the same as described in Note D. Management believes that the shareholder cited in Note D will be able to fund requested draws by the Company on this line of credit arrangement up to the maximum available amount.

                                LIGHTFIRST, INC.
                         (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS, Cont'd

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE P:  QUARTERLY FINANCIAL DATA (UNAUDITED)



     The Company's unaudited quarterly results for the years ended December 31, 2003 and 2002 were as follows:



                                                 First          Second          Third            Fourth
                                                Quarter         Quarter        Quarter           Quarter              Total
                                              -----------     -----------     -----------      -----------         -----------
         2003

Revenues                                      $   124,664     $   122,506     $   120,800      $   118,190         $   486,160
                                              ===========     ===========     ===========      ===========         ===========

Gross profit (loss)                           $    (1,152)    $    14,179     $    14,929      $   (43,261)        $   (15,305)
                                              ===========     ===========     ===========      ===========         ===========

Loss from operations                          $  (527,049)    $  (725,702)    $  (365,267)     $  (548,621)        $(2,166,639)
                                              ===========     ===========     ===========      ===========         ===========

Net loss                                      $  (547,841)    $  (756,175)    $  (401,196)     $  (592,878)        $(2,298,090)
                                              ===========     ===========     ===========      ===========         ===========

Net loss per share - basic and diluted        $     (0.09)    $     (0.09)    $     (0.09)     $     (0.09)        $     (0.36)
                                              ===========     ===========     ===========      ===========         ===========


         2002

Revenues                                      $   102,680     $    90,500     $   108,116      $   119,000         $   420,296
                                              ===========     ===========     ===========      ===========         ===========

Gross profit                                  $    26,558     $    33,768     $     4,264      $    14,173         $    78,763
                                              ===========     ===========     ===========      ===========         ===========

Loss from operations                          $  (564,739)    $  (523,247)    $  (574,700)     $  (782,102)        $(2,444,788)
                                              ===========     ===========     ===========      ===========         ===========

Net loss                                      $  (571,255)    $  (523,247)    $  (582,122)     $  (795,846)        $(2,472,470)
                                              ===========     ===========     ===========      ===========         ===========

Net loss per share - basic and diluted        $     (0.10)    $     (0.09)    $     (0.09)     $     (0.12)        $     (0.40)
                                              ===========     ===========     ===========      ===========         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in fiscal year 2003.

ITEM 9A. CONTROLS AND PROCEDURES

            We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures and therefore there were no corrective actions taken.

            There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

         As described in the Company's registration statement on Form S-1, declared effective by the Commission on February 13, 2004, and elsewhere in this annual report, the company currently has one director, Mr. Martin P. Gilmore. The Company has nominated three independent persons for membership on the board of directors, each of whom has agreed to serve on the board of directors upon the completion of the Company's initial public offering. As such, the company's sole director, who is also the Company's Chief Executive Officer and Chief Financial Officer, currently oversees disclosure controls and procedures, which will, upon the completion of the offering, become the responsibility of the audit committee.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth certain information about our directors, director nominees, executive officers and significant employees as of the date of this annual report.

Name                                               Age            Position
----                                               ---            --------

Martin P. Gilmore                                  49             Chairman of the Board, President, Chief
                                                                  Executive Officer, Chief Financial
                                                                  Officer, and Director
Dr. Bin Yang                                       47             Vice President, System Engineering
Lawrence Kinsella                                  43             Vice President, Sales
Raymond Gavala                                     44             Vice President, Software Development
John Rehayem                                       51             Director Nominee
Stephen Kennedy                                    60             Director Nominee
Thomas Wheeler                                     51             Director Nominee

MANAGEMENT

Martin P. Gilmore. Mr. Gilmore is our chairman of the board, president, chief executive officer, and chief financial officer. Mr. Gilmore has served as a director of our company since April 2001. In addition, Mr. Gilmore is our founder and is currently the sole member of our board of directors. In 1994, Mr. Gilmore founded Avenew.com, Inc., a provider of dedicated Internet access services. Mr. Gilmore served as the chief executive officer of Avenew.com, Inc. until 2002, when that company was liquidated under Chapter 7 of the U.S. Bankruptcy Code. In 1984, Mr. Gilmore founded MicroRepair and grew it into a leading independent PC service company. Mr. Gilmore sold MicroRepair in 1994.

Dr. Bin Yang. Dr. Yang is our vice president, system engineering. Dr. Yang joined us in April 2001, and he has more than 18 years of experience with computer technologies. From 1995 to 2001, Dr. Yang was vice president, Internet technologies for Avenew.com, Inc. From 1994 to 1995, Dr. Yang was head of programming at SoftCom Systems, an Internet service provider. From 1993 to 1994, Dr. Yang was a software developer at the Panasonic/Matsushita Industrial Equipment Research Laboratory in Franklin Park, Illinois. From 1988 to 1993 Dr. Yang pursued doctoral studies in the U.S. and was awarded a research fellowship at the University of Illinois, where he also served as a systems consultant for campus mainframe and PC systems. From 1982 to 1988, Dr. Yang served in the Institute of Atomic Energy, Beijing, China, as a software designer and developer. Dr. Yang holds a Ph.D. in Computer Science from the University of Illinois, Chicago.

Lawrence Kinsella. Mr. Kinsella serves as our vice president, sales, joining us in April 2001. From 1998 to 2001, he held the position of vice president of sales for La-Z-Boy Furniture Galleries. His main responsibilities included all oversight of all sales functions and marketing efforts of the organization. Before joining La-Z-Boy, Mr. Kinsella was a general manager for Computer City, a large retail chain, subsequently purchased by Comp USA, specializing in the sale of personal computers and related items. Before working for Computer City, Mr. Kinsella owned and operated a retail floor- and wall-covering business with two locations.

Raymond Gavala. Mr. Gavala serves as our vice president, software development, joining us in April 2001. From 1996 until March 2001, he was employed by Avenew.com, Inc., a provider of dial-up and dedicated Internet access services, where he held several successive positions of increasing responsibility over the course of his employment, ending with the position of programming manager. Prior to Avenew.com, Inc., Mr. Gavala was employed as a programmer with the Advanced Computing Group, a firm specializing in the development of custom software applications for businesses. Mr. Gavala holds a B.S. in Computer Science from Youngstown State University.

BOARD OF DIRECTORS

Martin P. Gilmore. Mr. Gilmore is currently our sole director and has served as such since our inception. Further information about Mr. Gilmore is set forth above under "Management."

John Rehayem. Mr. Rehayem is a director nominee and has agreed to serve as a director, upon the completion of our initial public offering, until our next annual meeting of stockholders or until his successor is duly elected and qualified, whichever occurs later. Since 2001, he has served as chairman of the board of InterCAPABLE, a not-for-profit charitable organization dedicated to developing technologies to help disabled individuals, including the blind and visually impaired, to access the Internet. Prior to founding InterCAPABLE in 2001, Mr. Rehayem worked at Motorola, Inc., most recently as senior director of merchant ventures, after holding the positions of director of consumer e-commerce and director of strategy and business development. Previously, he served as an executive officer at a number of privately held technology companies and worked as a program manager at Motorola, Inc. Mr. Rehayem received a B.S. in computer science from Columbia University in 1976 and an M.B.A. from Columbia University in 1978.

Stephen Kennedy. Mr. Kennedy is a director nominee and has agreed to serve as a director, upon the completion of our initial public offering, until our next annual meeting of stockholders or until his successor is duly elected and qualified, whichever occurs later. Mr. Kennedy was a founder of Chicago Capital, Inc., an investment banking firm and broker/dealer, for which he served as president and chief executive officer since its inception in 1996. Prior to joining Chicago Capital, he was a senior vice president at Stifel, Nicolaus & Company, Inc. Previously, he was at The Chicago Corporation, where he was a vice president in the Bank Equity Services Department. He has also been an industry arbitrator for the National Association of Securities Dealers. Mr. Kennedy received a B.A. in economics from the University of Chicago.

Thomas Wheeler. Mr. Wheeler is a director nominee and has agreed to serve as a director, upon the completion of our initial public offering, until our next annual meeting of stockholders or until his successor is duly elected and qualified, whichever occurs later. Mr. Wheeler held the position of president and chief executive officer of Wormser Apparel Group, a leading manufacturer of marketer of children's licensed and private label sleepwear, from 2001 to 2003. Previously, he worked at Hartmarx Corporation, serving as president and chief operating officer of Biltwell Clothing Company, a division of Hartmarx, for nine years. Prior to that, Mr. Wheeler held the positions of president and chief operation officer of two other Hartmarx divisions.




5                                     -55-

BOARD STRUCTURE AND COMPOSITION

         Our board currently consists of a single director, our founder Mr. Gilmore. Upon the completion of our initial public offering, however, John Rehayem, Stephen Kennedy and Thomas Wheeler have each agreed to join our board of directors and serve as directors until our next annual meeting of stockholders or until their successors are duly elected and qualified, whichever occurs later.

         Upon the completion of our initial public offering, our board of directors will form an audit committee and a compensation and nominating committee. The proposed members and functions of these committees are described below.

AUDIT COMMITTEE

         John Rehayem, Stephen Kennedy and Thomas Wheeler have each agreed to serve on our audit committee upon the completion of our initial public offering, and Thomas Wheeler has agreed to serve as the chair of the audit committee. We anticipate that each of our audit committee members will be "independent" for purposes of the listing standards of any national securities exchange on which we intend to apply to list our common stock. Our audit committee will serve the following functions:

   - oversee our financial reporting process, compliance with legal and regulatory requirements, and the independence and performance of our independent and internal auditors;

   - review the audited financial statements with management;

   - recommend the appointment of our independent auditors;

   - review with our independent auditors the scope and the planning of the annual audit; and

   - review findings and recommendations of our independent auditors and management's response to the recommendations of our independent auditors.

         Our audit committee will operate under a written charter that will be adopted by our board of directors upon the completion of this offering.

    COMPENSATION AND NOMINATING COMMITTEE

         John Rehayem, Stephen Kennedy and Thomas Wheeler have each agreed to serve on our compensation and nominating committee upon the completion of our initial public offering, and John Rehayem has agreed to serve as the chair of the compensation and nominating committee. We anticipate that each of our compensation and nominating committee members will be "independent" for purposes of the listing standards of any national securities exchange on which we intend to apply to list our common stock. Our compensation and nominating committee will serve the following functions:

   - determine board organization, select director nominees and set director compensation;

   - review and recommend management compensation;

   - administer our 2002 stock option plan;

   - review senior management incentive structure and compensation; and

   - review corporate structure and policies with respect to human resource policies, corporate ethics, and long range planning and strategy.

         Our compensation and nominating committee will operate under a written charter that will be adopted by our board of directors upon the completion of this offering.

         Any stockholder may make recommendations to the compensation and nominating committee for membership on our board of directors by sending a written statement of the qualifications of the recommended individual to us. Recommendations should be sent to the following address: LightFirst Inc.,
Attention: Compensation and Nominating Committee, 25 Northwest Point Boulevard, Suite 700, Elk Grove Village, Illinois 60007.

CODE OF ETHICS

         We have adopted a Code of Ethics for Directors and Officers that applies to our chief executive officer, our chief financial officer, and all other officers of the Company. The Code of Ethics for Officers is filed as
Exhibit 14.1 to this annual report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ending December 31, 2003, our directors, officers, and holders of more than 10% of our common stock were not yet subject to the reporting requirements of Section 16(a), because our registration statement had not yet been accepted by the Commission. Therefore, there were no delinquent Section 16(a) filings in 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation for services to us in all capacities since our inception in April 2001 for our chief executive officer and our four most highly compensated executive officers (other than our chief executive officer) who were serving as executive officers on December 31, 2003, the last day of our fiscal year ended December 31, 2003 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE




                                                              Annual Compensation            Long-term Compensation

                                                                              Other Annual   Restricted   Securities    All Other
                                         Fiscal                               Compensation  Stock Awards  Underlying   Compensation
Name and Principal Position              Year         Salary($)    Bonus($)        ($)          ($)       Option (#)        ($)



MARTIN P. GILMORE                        2003               1          --            --           --          --            --
Chairman of the Board, President,        2002          67,533          --            --           --          --            --
Chief Executive Officer                  2001              --          --            --           --          --            --
and Chief Financial Officer

RAYMOND GAVALA                           2003          85,000          --            --           --          --            --
Vice President, Software Development     2002         150,833          --            --           --          --            --
                                         2001          21,250          --            --           --          --            --

LAWRENCE KINSELLA                        2003         110,000          --         7,200(1)        --          --            --
Vice President, Sales                    2002         110,000          --         7,200(1)        --      30,000            --
                                         2001          36,667          --         1,800(1)        --          --            --

THEODORE TVRDIK (2)                      2003          72,692          --            --           --          --            --
Vice President, Networking               2002         140,000          --            --           --          --            --
                                         2001          49,583          --            --           --          --            --

DR. BIN YANG                             2003         110,000          --            --           --          --            --
Vice President, System Engineering       2002         151,042          --            --           --          --            --
                                         2001          27,500          --            --           --          --            --


----------

(1)  This amount consists of an automobile allowance.

(2)  Mr. Tvrdik left the company in 2003.

STOCK OPTIONS

OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant stock options to any of our named executive officers during the fiscal year ended December 31, 2003.

FISCAL YEAR-END OPTION VALUES

            The following table contains information concerning stock options which were unexercised at the end of 2003 with respect to the named executive officers. No stock options were exercised in 2003 by any named executive officer.


                         FISCAL YEAR-END OPTION VALUES

                                    Number of Securities               Value of Unexercised
                                   Underlying Unexercised                  In-the-Money
                                      Options/SARs at                    Options/SARs at
                                     Fiscal Year-End (#)              Fiscal Year-End ($)(1)
                              ---------------------------------  ---------------------------------
           Name                Exercisable      Unexercisable     Exercisable      Unexercisable
----------------------------  ---------------  ----------------  ---------------  ----------------

MARTIN P. GILMORE                  N/A               N/A              N/A               N/A

RAYMOND GAVALA                     N/A               N/A              N/A               N/A

LAWRENCE KINSELLA                 20,000           10,000           $150,000          $75,000

THEODORE TVRDIK (2)                N/A               N/A              N/A               N/A

DR. BIN YANG                       N/A               N/A              N/A               N/A


--------------

(1) There was no public trading market for our common stock as of December 31, 2003. Accordingly, the values set forth below have been calculated based on an initial offering price of $10.00 per share of our common stock, less the per share exercise price, multiplied by the number of shares underlying the options.

(2)  Mr. Tvrdik left the company in 2003.


DIRECTOR COMPENSATION

         We will compensate each of our non-employee directors $20,000 per year for serving on our board of directors. In addition, we will compensate each of our non-employee directors $400 per meeting for attending board and committee meetings, and we will reimburse all directors for reasonable expenses incurred in connection with attending board and committee meetings. We will make an annual grant of an option to purchase our common stock to each non-employee director. The grant will consist of an option to purchase a specified number of shares under our 2002 Stock Option Plan or then effective incentive plan. There were no non-employee directors and no options were granted in 2003. For 2004, the grant will consist of an option to purchase 12,000 shares. We do not compensate employee-directors for their service on the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the anticipated members of the compensation and nominating committee is or has been an employee of ours at any time since our formation. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation and nominating committee.

EMPLOYMENT AGREEMENTS

         Martin P. Gilmore entered into a three-year employment agreement with us, which became effective as of January 1, 2003. Pursuant to this agreement, Mr. Gilmore receives a base salary of $1 per year for serving as our president and chief executive officer. In addition, Mr. Gilmore is eligible to receive a quarterly bonus for achieving certain subscriber acquisition goals as set forth in the employment agreement. The bonus for a particular quarter will be calculated by multiplying the number of subscribers acquired during such quarter by $0.50. If, however, the number of acquired subscribers for the quarter meets or exceeds the goal, the bonus for that quarter will be $1.00 per acquired subscriber.

         We may terminate Mr. Gilmore's employment at any time, with or without cause, and Mr. Gilmore may terminate his employment at any time upon giving written notice of his resignation to us at least 60 days before the date of such resignation. If Mr. Gilmore's employment with us is terminated by us without cause, or due to his resignation for good reason, then Mr. Gilmore will be entitled to receive his base salary through the date of termination; plus a lump-sum cash calculated by multiplying the annual subscriber goal for a twelve-quarter period by $1.00 and then subtracting the sum of all bonuses paid to Mr. Gilmore between January 1, 2003 and the date of termination. In addition, Mr. Gilmore would be eligible to continue his participation in our health and other insurance benefit programs through the one-year anniversary of the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2003 of each of the following:

     o   each person who beneficially owns more than 5% of our common stock;

     o   each of our directors, director nominees and named officers; and

     o   all current executive officers and directors as a group.


         Beneficial ownership is determined under the rules of the Securities and Exchange Commission. These rules deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member, but these rules do not deem the stock to be outstanding for purposes of computing the percentage ownership of any other person or group.

         To our knowledge, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned. The applicable percentage ownership for each stockholder before the offering is based on 6,406,000 shares of our common stock outstanding as of the date of this annual report.

         Each person named in the table can be contacted at our principal business address, which is 25 Northwest Point Boulevard, Suite 700, Elk Grove Village, Illinois 60007.

                                                  Number of
                                                   Shares              Percentage of
                                                Beneficially           Outstanding
Name                                                Owned                Shares

5% HOLDERS:
Richard R. Gritzke                                  660,000               10.3 %
Robert L. Gritzke                                   600,000                9.4 %
DIRECTORS, DIRECTOR NOMINEES AND NAMED
OFFICERS:
Martin P. Gilmore                                 4,121,250               64.5 %
John Rehayem                                         18,750                  *
Steven Kennedy                                            *                  *
Thomas Wheeler                                            *                  *
Dr. Bin Yang                                         50,000                  *
Lawrence Kinsella                                    30,000                  *
Raymond Gavala                                       50,000                  *
Executive officers and directors as a
group (7 persons)                                 4,270,000               66.9 %

--------

*  Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         We borrowed $620,000 from Richard R. Gritzke, a holder of our common stock, pursuant to (1) a promissory note for $420,000 between Mr. Gritzke and us, dated July 15, 2002, as amended, and (2) a promissory note for $200,000 between Mr. Gritzke and us, dated November 2, 2002, as amended. Each of these promissory note bears interest at the rate of 10%, is due on January 2, 2005, and is secured by a lien on the personal assets of our president and chief executive officer, Martin P. Gilmore. In addition, the July 2002 promissory note is personally guaranteed by Mr. Gilmore and Robert L. Gritzke, such that they have each promised to repay the loan represented by the July 2002 promissory note if we do not repay the loan or otherwise are in default under the promissory note.

         As of December 31, 2003, we have borrowed $1,264,987 from Robert L. Gritzke, a holder of our common stock, pursuant to the Revolving Line of Credit Loan Agreement between Mr. Gritzke and us, dated December 12, 2002, and amended on March 15, 2003 and again on March 1, 2004. Under the terms of this revolving credit facility, which we use to partially satisfy our short-term needs for working capital, we may borrow up to $3,000,000 at an interest rate of 9%. The revolving line of credit facility has a maturity date of January 1, 2005, at which time the entire outstanding principal balance under the revolving credit facility is due. We are permitted to prepay principal at any time without penalty. Interest on amounts outstanding under the revolving credit facility is due quarterly and is payable on the first day of the fiscal quarter. In October 2003, Mr. Gritzke executed a waiver that permits us to delay payment of all interest due until the maturity date of the loan. The revolving credit facility contains customary default provisions. These default provisions include our failure to make principal and interest payments when due, except as otherwise waived, as well as our filing for credit under insolvency laws. If a default provision is triggered, all amounts of principal and interest then outstanding become immediately due. The revolving credit facility is secured by a blanket lien on all of our assets.

         We entered into registration agreements with each of Richard R. Gritzke and Robert L. Gritzke on May 1, 2001 in connection with their respective purchases of shares of our common stock. Pursuant to these registration agreements, Messrs. Gritzke and Gritzke have the right to require us to name them as selling securityholders with respect to all their shares of common stock. Messrs. Gritzke and Gritzke have not elected to exercise such registration rights in connection with our initial public offering.

         In April 2001 we purchased Internet service subscriber accounts from Avenew.com, Inc., a related party. Martin P. Gilmore, our president and chief executive officer, was also the president and chief executive officer of Avenew.com, Inc. at the time of the purchase. In addition, at the time of the purchase, Mr. Gilmore owned all of our outstanding common stock and approximately 23% of the outstanding common stock of Avenew.com, Inc. Such stock holdings made Mr. Gilmore the controlling stockholder of both companies. Furthermore, at the time of the purchase, Mr. Gilmore was the sole member of the board of directors of each company. Under the terms of the purchase, we agreed to assume the obligation to provide Internet service to the customer base for the remainder of their prepaid contract period. The remaining contract periods ranged from less than one month to one year. The cost of the acquired customer list, as reflected in the accompanying balance sheet in the Index to Financial Statements section of this prospectus, represented the total of the deferred revenue at the original acquisition date along with the revenue generated by the customer base during the first six months following the purchase date. The customer list cost us $261,316 and is being amortized on a straight-line basis over a thirty-six month period from the respective date of acquisition.

         In May 2001, we entered into an agreement with Avenew.com, Inc. whereby Avenew.com, Inc. agreed to provide certain services to us and we agreed to pay Avenew.com for such services. The services provided by Avenew.com were broken up into three blocks: customer support services, billing services, and software development services. For customer support services, the agreement provided for us to pay Avenew.com the greater of $11,000 per month or the product of $1.50 and the total number of our subscribers. In addition, for billing services, the agreement provided for us to pay Avenew.com the greater of $11,000 per month or the product of $1.50 and the total number of our subscribers. The agreement further provided for us to pay $95.00 per hour, as invoiced, to Avenew.com for software development services. Pursuant to the billing services block of the agreement, Avenew.com collected funds from our subscribers on our behalf and transferred the funds to us on a monthly basis. The agreement concluded on May 31, 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


AUDIT FEES

         Fees for the quarterly reviews for the first three quarters of the fiscal year 2003 total an amount of $8,500, of which all was paid to Mengel Metzger Barr & Company LLP, as of March 5, 2004. Fees for the review of the final quarter of 2003 and for the audit of fiscal year 2003 equal an amount of $12,500, which has not yet been paid to Mengel Metzger Barr & Company LLP.

         Fees for the fiscal year 2002 audit and quarterly reviews aggregated $10,000, of which all has been paid.

AUDIT-RELATED FEES

         Aggregate fees billed for all other services for fiscal year 2003 and 2002 were $0.

TAX FEES

         Aggregated fees not yet billed or paid for tax services for fiscal year 2003 will be $700.

         Aggregated fees billed and paid for tax services for fiscal year 2002 were $0.

OTHER FEES

         Fees for accounting services related to preparation of the Company's registration statement on Form S-1 were $10,930, all of which has been paid as of March 5, 2004. Invoices for approximately $3,000.00 in fees for other services relating to fiscal year 2003 were received in March 2004; these fees have not yet been paid.

         No fees were billed or paid for fiscal year 2002 relating to other services.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

         As described in the Company's registration statement on Form S-1, declared effective by the Commission on February 13, 2004, and elsewhere in this annual report, the company currently has one director, Mr. Martin P. Gilmore, who is also the Company's Chief Executive Officer and Chief Financial Officer. As such, the engagement of Mengel Metzger Barr & Co., LLP to provide audit services was approved by consent of the Company's sole director. In addition, the engagement of Mengel Metzger Barr & Co. LLP to provide tax services for fiscal year 2003 was also approved by the Company's sole director.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this annual report:

                 (1)  Financial Statements:
                      The following statements can be found in the independent auditor's report, which is found on pages 33-52 of this annual report:

                            Balance Sheets
                            Statements of Operations
                            Statements of Shareholders' Deficiency
                            Statements of Cash Flows
                            Notes to Financial Statements


                 (2)  There are no financial statement schedules filed herewith.

         (b) The company has not been required to file a Form 8-K, as it has not experienced any material changes that have affected its usual way of doing business, or that would otherwise significantly affect its ability to conduct business in the future. Furthermore, the company has not experienced any changes that materially alter its current financial condition, or that would reasonably be expected to influence its future financial condition.

         (c) The following exhibits are filed as part of this annual report on Form 10-K:

         EXHIBITS                                          DESCRIPTION


           +3.1   Certificate of Incorporation of the Registrant (Filed as
                  Exhibit 3.1 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +3.2 Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +10.1 Employment Agreement between the Registrant and Martin P. Gilmore (Filed as Exhibit 10.1 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +10.2  2002 Stock Option Plan of the Registrant (Filed as Exhibit
                  10.2 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +10.3 Promissory Note made by Registrant in favor of Richard R. Gritzke on July 15, 2002 and Modifications and Extensions thereof (Filed as Exhibit 10.3 to the Company's Registration Statement [File No. 333-107769] on Form

                S-1 and incorporated herein by reference.)

         +10.4 Promissory Note made by Registrant in favor of Richard R. Gritzke on November 2, 2002 and Modifications and Extensions thereof (Filed as Exhibit 10. 4 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         +10.5 Revolving Line of Credit Loan Agreement, Secured Promissory Note and Security Agreement between the Registrant and Robert
                L. Gritzke, dated December 12, 2002, Modification and Extension thereof and Waiver (Filed as Exhibit 10.5 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         *10.6 Modification and Extension of Promissory Notes, as amended, made on July 15, 2002 and November 2, 2002 by Registrant in favor of Richard R. Gritzke, dated January 4, 2004

         *10.7 Modification and Extension of Revolving Line of Credit Loan Agreement, Secured Promissory Note and Security Agreement dated December 12, 2002, as amended, between Registrant and Robert L. Gritzke, dated March 1, 2004

         +10.8 First Amendment to Lease between the Registrant and BB&K/Northwest Point, LLC, dated May 19, 2003; General Release and Novation Agreement among the Registrant, BB&K/Northwest Point, LLC, and AT&T Corp., dated May 19, 2003; and Office Lease between BB&K/Northwest Point, LLC and Concert USA, dated August 1, 2000. (Filed as Exhibit 10.8 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         +10.9 Service Agreement between the Registrant and SBC Communications Inc. dated September 24, 2003 (filed as Exhibit 10.9 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         +10.10 Service Agreement between the Registrant and SBC
                Communications Inc. dated October 20, 2003 (Filed as Exhibit
                10.10 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         +10.11 Collocation Agreements between the Registrant and Qwest
                Communications Corp. dated July 11, 2003 (Filed as Exhibit
                10.11 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         *10.12 Form of Deferred Compensation Agreement

         +10.13 Registration Agreement between the Registrant and Robert L.
                Gritzke dated May 1, 2001 (Filed as Exhibit 10.131 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         +10.14 Registration Agreement between the Registrant and Richard R.
                Gritzke dated May 1, 2001 (Filed as Exhibit 10.14 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

         *14.1  Code of Ethics for Officers of LightFirst Inc.

         *23.1  Consent of Mengel Metzger Barr & Co. LLP

         *31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant
                  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           +99.1  Consent of Director Nominee Thomas M. Wheeler (Filed as
                  Exhibit 99.2 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +99.2  Consent of Director Nominee John R. Rehayem (Filed as Exhibit
                  99.3 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)

           +99.3  Consent of Director Nominee Stephen J. Kennedy (Filed as
                  Exhibit 99.4 to the Company's Registration Statement [File No. 333-107769] on Form S-1 and incorporated herein by reference.)



+ Previously filed

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIGHTFIRST INC.
                                      (Registrant)


                                      By: /s/ Martin P. Gilmore
                                          -------------------------------------
                                          Martin P. Gilmore
                                          President and Chief Executive Officer
                                          April 14, 2004





Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                                    Title                                  Date

        /s/ Martin P. Gilmore              President, Chief Executive Officer and            April 14, 2004
--------------------------------------       Chairman of the Board of Directors         --------------------------
          Martin P. Gilmore                    (Principal Executive Officer)


        /s/ Martin P. Gilmore                     Chief Financial Officer                    April 14, 2004
--------------------------------------         (Principal Financial Officer and         --------------------------
          Martin P. Gilmore                   Principal Accounting Officer)
