Form 10-Q
period 2004-03-31
LIGHTFIRST INC
filed 2004-05-17
CIK 1255145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               -------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes      [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[ ] Yes      [X] No

As of April 30, 2004 there were 6,406,000 shares of the registrant's common stock outstanding, par value $.001.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                Page No.
PART I:       FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)                                                      1
              Balance Sheets as of March 31, 2004 and December 31, 2003                             1
              Statements of Operations                                                              2
              Statements of Shareholders' Deficiency                                                3
              Statements of Cash Flows                                                              4
              Notes to Financial Statements (Unaudited)                                             6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                        7

      Item 3. Quantitative and Qualitative Disclosures About Market Risk                           12

      Item 4. Controls and Procedures                                                              12

PART II:      OTHER INFORMATION

      Item 1. Legal Proceedings                                                                    13

      Item 2. Changes in Securities and Use of Proceeds                                            13

      Item 3. Defaults Upon Senior Securities                                                      14

      Item 4. Submission of Matters to a Vote of Security Holders                                  14

      Item 5. Other Information                                                                    14

      Item 6. Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                         15

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                          March 31,    December 31,
                                                                                            2004           2003
                                                                                         -----------   ------------
                                                                                         (Unaudited)    (Audited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                                               $     3,180   $      9,645
      Accounts receivable, net of allowance for doubtful
        accounts of $10,000                                                                   31,994          4,019
      Deferred offering costs                                                                225,015        204,853
                                                                                         -----------   ------------
                                                           TOTAL CURRENT ASSETS              260,189        218,517

PROPERTY - Computer equipment                                                                 44,196         39,430
      Less accumulated depreciation                                                           31,246         27,695
                                                                                         -----------   ------------
                                                                                              12,950         11,735
OTHER ASSETS
      Customer list, net of accumulated amortization of
        $239,542 and $217,765 at March 31, 2004 and
        December 31, 2003, respectively                                                       21,774         43,551
      Deposit                                                                                 17,894         17,894
                                                                                         -----------   ------------
                                                                                              39,668         61,445
                                                                                         -----------   ------------
                                                                                         $   312,807   $    291,697
                                                                                         ===========   ============
CURRENT LIABILITIES
      Line of credit payable to shareholder                                              $ 1,489,986   $  1,264,987
      Accounts payable                                                                       507,568        430,388
      Deferred revenue                                                                       247,248        130,123
      Accrued payroll                                                                        858,118        722,855
      Accrued payroll taxes and related penalties                                          1,155,208      1,151,670
      Due to officer/shareholder                                                               1,681          1,681
      Accrued interest payable to shareholder                                                100,151         64,986
                                                                                         -----------   ------------
                                                           TOTAL CURRENT LIABILITIES       4,359,960      3,766,690
LONG-TERM LIABILITIES
      Notes payable to shareholder                                                           620,000        620,000
      Accrued interest payable to shareholder                                                106,245         88,387
                                                                                         -----------   ------------
                                                                                             726,245        708,387
SHAREHOLDERS' DEFICIENCY
      Common stock, $.001 par value:
        Authorized, 10,000,000 shares
        Issued and outstanding, 6,406,000 shares                                               6,406          6,406
      Additional paid-in capital                                                           1,383,744      1,383,744
                                                                                         -----------   ------------
                                                                                           1,390,150      1,390,150
  Deficit accumulated during the development stage                                        (6,163,548)    (5,573,530)
                                                                                         -----------   ------------
                                                                                          (4,773,398)    (4,183,380)
                                                                                         -----------   ------------
                                                                                         $   312,807   $    291,697
                                                                                         ===========   ============

See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                             Period from
                                                              inception
                                                          (April 11, 2001)    Quarter ended     Quarter ended
                                                          to March 31, 2004   March 31, 2004    March 31, 2003
                                                          -----------------   --------------    --------------
                                                             (Unaudited)       (Unaudited)        (Unaudited)
Revenues                                                  $       1,267,669   $      112,664    $      124,667
Cost of revenues                                                  1,180,140          114,262           125,819
                                                          -----------------   --------------    --------------
                                           GROSS PROFIT              87,529           (1,598)           (1,152)

General and administrative expenses                               6,123,698          534,410           525,897
                                                          -----------------   --------------    --------------
                                   LOSS FROM OPERATIONS          (6,036,169)        (536,008)         (527,049)
Other income (expense):
  Interest income                                                     1,200                -               304
  Interest expense                                                 (208,327)         (54,010)          (21,096)
  Net realized (loss) from sale of investments                       79,748                -                 -
                                                          -----------------   --------------    --------------
                                                                   (127,379)         (54,010)          (20,792)
                                                          -----------------   --------------    --------------
                                               NET LOSS   $      (6,163,548)  $     (590,018)   $     (547,841)
                                                          =================   ==============    ==============
Net loss per share:
  Basic and diluted                                       $           (1.03)  $        (0.09)   $        (0.09)
                                                          =================   ==============    ==============
Weighted average shares outstanding:
  Basic and diluted                                               6,002,383        6,406,000         6,387,800
                                                          =================   ==============    ==============

See notes to financial statements.

                                LIGHTFIRST INC.
                         (A Development Stage Company)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

          PERIOD FROM INCEPTION (APRIL 11, 2001) TO DECEMBER 31, 2003

                AND THREE MONTHS ENDED MARCH 31 2004 (UNAUDITED)



                                                                                                         Deficit
                                                                  Common Stock                         accumulated
                                                             -----------------------    Additional     during the         Total
                                                              Number of                   paid-in     development     shareholders'
                                                               shares        Amount       capital         stage        deficiency
                                                             -----------    --------    -----------   ------------   --------------

Balance at April 11, 2001                                              -    $      -    $         -   $          -   $           -

Issuance of common stock to founding shareholder               5,000,000       5,000         (4,900)             -             100

Issuance of common stock to consultant                           187,000         187           (137)             -              50

Issuance of common stock to investors                            691,800         692        691,108              -         691,800

Net loss for the period April 11, 2001
   through December 31, 2001                                           -           -              -       (802,970)       (802,970)
                                                             -----------     -------      ---------   ------------    ------------

                                                  BALANCE AT
                                           DECEMBER 31, 2001   5,878,800       5,879        686,071       (802,970)       (111,020)

Issuance of common stock to investors                            508,200         508        507,692              -         508,200

Net loss for the year                                                 -           -               -     (2,472,470)     (2,472,470)
                                                             -----------     -------    -----------   ------------    ------------
                                                  BALANCE AT
                                           DECEMBER 31, 2002   6,387,000       6,387      1,193,763     (3,275,440)     (2,075,290)

Issuance of common stock in exchange for services                 19,000          19        189,981              -         190,000

Net loss for the year                                                 -           -               -     (2,298,090)     (2,298,090)
                                                             -----------     -------    -----------   ------------    ------------
                                                  BALANCE AT
                                           DECEMBER 31, 2003   6,406,000       6,406      1,383,744     (5,573,530)     (4,183,380)


Net loss for the quarter ended March 31, 2004                         -           -               -       (590,018)       (590,018)
                                                             -----------     -------    -----------   ------------    ------------
                                                  BALANCE AT
                                              MARCH 31, 2004 $ 6,406,000     $ 6,406    $ 1,383,744   $ (6,163,548)   $ (4,773,398)
                                                             ===========     =======    ===========   ============    ============


See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                    From inception   Quarter ended  Quarter ended
                                                                                   (April 11, 2001)    March 31,      March 31,
                                                                                   to March 31, 2004      2004           2003
                                                                                   ----------------  -------------  -------------
                                                                                     (Unaudited)      (Unaudited)    (Unaudited)
CASH FLOWS - OPERATING ACTIVITIES
    Net loss for the period                                                        $     (6,163,548) $    (590,018) $    (547,841)
    To reconcile net loss to net cash used for operating activities
        Bad debts                                                                            16,638             --             --
        Compensation expense                                                                190,000             --             --
        Interest expense                                                                    207,383         54,010         21,089
        Depreciation and amortization                                                       270,788         25,328         24,731
        Net realized (gain) loss from sale of investments                                   (79,748)            --             --
        Changes in certain assets and liabilities affecting operations:
          Accounts receivable                                                               (41,994)       (27,975)       (39,780)
          Prepaid expenses                                                                       --             --             --
          Deposit                                                                           (17,894)            --             --
          Accounts payable                                                                  507,568         77,180        104,735
          Deferred revenue                                                                   98,341        117,125        135,410
          Accrued expenses                                                                2,012,339        137,814        171,754
                                                                                   ----------------  -------------  -------------
                                                               NET CASH USED FOR
                                                             OPERATING ACTIVITIES        (3,000,127)      (206,536)      (129,902)
CASH FLOWS - INVESTING ACTIVITIES
  Increase in note receivable                                                                (6,638)            --           (100)
  Purchases of property                                                                     (44,196)        (4,766)            --
  Purchase of investments                                                                  (108,260)            --             --
  Proceeds from the sale of investments                                                     732,808             --             --
  Acquisition of customer list                                                             (112,409)            --             --
                                                                                   ----------------  -------------  -------------
                                               NET CASH PROVIDED FROM (USED FOR)
                                                            INVESTING ACTIVITIES            461,305         (4,766)          (100)
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of common stock to minority shareholders                           655,250             --             --
  Proceeds from issuance of common stock to founding shareholder                                100                            --
  Proceeds from line of credit payable to shareholder                                     2,109,986        224,999        168,000
  Deferred offering costs                                                                  (225,015)       (20,162)       (41,235)
  Due (from) to officer/shareholder                                                           1,681             --          1,286
                                                                                   ----------------  -------------  -------------
                                                          NET CASH PROVIDED FROM
                                                            FINANCING ACTIVITIES          2,542,002        204,837        128,051
                                                                                   ----------------  -------------  -------------

                                                            NET DECREASE IN CASH              3,180         (6,465)        (1,951)
Cash at beginning of period                                                                      --          9,645          4,608
                                                                                   ----------------  -------------  -------------
                                                           CASH AT END OF PERIOD   $          3,180  $       3,180  $       2,657
                                                                                   ================  =============  =============

See notes to financial statements.

                                LIGHTFIRST, INC.
                          (A Development Stage Company)


                        STATEMENTS OF CASH FLOWS, Cont'd





                                                          Period from
                                                           inception
                                                       (April 11, 2001) to          Quarter ended March 31,
                                                           March 31,              -----------------------------
                                                             2004                    2004              2003
                                                       --------------------       ----------        -----------
                                                          (Unaudited)             (Unaudited)       (Unaudited)
NON-CASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
    Investments received as consideration for
      sale of common stock                                    $ 544,800                $ -              $ -
                                                              =========                ==               ==

    Acquisition of customer list offset by
      deferred revenue                                        $ 148,907                $ -              $ -
                                                              =========                ==               ==

    Issuance of common stock in exchange for
      services                                                $ 190,000                $ -              $ -
                                                              =========                ==               ==


See notes to financial statement.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE A: UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited interim balance sheet as of March 31, 2004, the statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and the statement of shareholders' deficiency for the three months ended March 31, 2004 are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and its cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

      The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B: GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as a going concern. The Company has been in the development stage since its inception on April 11, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements that appear elsewhere in this report, and it contains forward-looking statements that reflect our plans, estimates, beliefs, expectations, and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "objective", "believe," "seek," "hope," "look," "is designed to," "estimate," "may," "will" and "continue" or similar words. Our actual results could differ materially from those discussed in the forward-looking statements. See "Risks and Uncertainties" for information regarding factors known to us that could cause reported financial information not to be necessarily indicative of future results and that could cause our future results to differ from our expectations.

OVERVIEW

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

            To date, we have focused mainly on building our distribution network, an essential first step in generating all of our revenue streams. We have not focused on establishing the significant strategic relationships that we believe are essential to developing the revenue streams described above but intend to do so following our initial public offering. Specifically, we will seek to enter into agreements with billers that will allow us to offer money-saving benefits to our customers. The agreements we hope to negotiate with billers will fall into one of four categories: reseller agreements, affiliate agreements, administrative discount agreements and rebate agreements. We expect these agreements to provide us with revenue from price mark-ups, commissions, referral fees, rebates and credits. In addition, we must enter into a relationship with a financial institution that will extend credit to our customers so they can take advantage of our full array of bill-paying options. We intend to structure such a financial institution relationship so that we receive a portion of any loan revenues generated by such lending. We believe completing our initial public offering, which we commenced shortly after our registration statement was declared effective by the Securities and Exchange Commission on February 13, 2004, is an important factor in winning these strategic contracts. We intend to pursue these relationships when our initial public offering is complete.

            Since our inception on April 2001, we have incurred significant losses and, as of March 31, 2004, we had an accumulated deficit of $6,163,548. These losses have resulted from the significant costs incurred for marketing and building our distribution channel and expenses for the development and maintenance of our technology platform. We intend to continue to invest heavily in marketing, product development, and technology. As a result, we believe that we will continue to incur substantial operating losses for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, affecting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note A to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. Their application requires our management's subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

            Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are set forth in Note I to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Three months ended March 31, 2004, compared with the three months ended March 31, 2003.

            The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                         MARCH 31, 2004         MARCH 31, 2003
                                       -------------------   -------------------
                                                  % OF NET              % OF NET
                                        AMOUNT    REVENUE     AMOUNT    REVENUE
                                       ---------  --------   ---------  --------
                                                      (UNAUDITED)
Revenue                                  112,664     100.0%    124,667     100.0%
Cost of Revenue                          114,262     101.4%    125,819     100.9%
                                       ---------  --------   ---------  --------
Gross Profit                              (1,598)     -1.4%     (1,152)     -0.9%
Operating Expenses
             Sales & Marketing           221,785     196.9%    190,225     152.6%
             Product Development         103,595      92.0%     94,516      75.8%
             General & Administrative    209,030     185.5%    241,156     193.4%
                                       ---------  --------   ---------  --------
General & Administrative Total           534,410     474.3%    525,897     421.8%
                                       ---------  --------   ---------  --------
Operating Income (Loss)                 (536,008)   -475.8%   (527,049)   -422.8%
Other Income (Expense)
Interest Income                                0       0.0%        304       0.2%
Interest Expense                         (54,010)    -47.9%    (21,096)    -16.9%
Gain (Loss) on Sale of Investment              0       0.0%          0       0.0%
                                       ---------  --------   ---------  --------
Total Other Income                       (54,010)    -47.9%    (20,792)    -16.7%
Loss before provision for income tax    (590,018)   -523.7%   (547,841)   -439.4%
Provision for income tax                       0       0.0%          0       0.0%
Net Income (Loss)                       (590,018)   -523.7%   (547,841)   -439.4%
                                       =========  ========   =========  ========

REVENUE

            During the first quarter 2004, net revenues decreased 9.6% relative to the first quarter 2003, from $124,667 to $112,664. The decrease in revenue was due to a reduction in the number of subscribers resulting from non-renewals of subscriptions following the change in our network service provider in the fourth quarter of 2003 and from normal attrition. Dial-up Internet access service revenue accounted for all of the revenue for these periods.

COST OF REVENUE

            Cost of revenue decreased from $125,819, or 100.9% of net revenues, for the quarter ended March 31, 2003, to $114,262 or 101.4% of net revenues, for the quarter ended March 31, 2004. The 9.2% decrease in dollars can be attributed to deferred collocation costs that resulted in excess one-time charges during the first quarter of 2003 and to a credit for collocation services that we received in the first quarter of 2004. The decrease was partially offset by an increase of approximately $2,500 per month in collocation charges pursuant to a new collocation agreement into which we entered in July 2003 and which took effect in September 2003. The increase as a percentage of revenue is attributable to a decrease in revenues during the three months ended March 31, 2004 relative to the three months ended March 31, 2003.

OPERATING EXPENSES

            Sales and Marketing. Sales and marketing costs relate to expenses to develop our markets and channels of distribution to those markets, primarily the cost of building up our pool of independant sales agents, whom we call City Managers. These costs include the salaries for the Area Directors responsible for recruiting, training, and managing City Managers. During the first quarter 2004, we continued our efforts to grow our roster of City Managers. Sales and marketing expenses increased from $190,225, or 152.6% of net revenues, for the quarter ended March 31, 2003, to $221,785, or 196.9% of net revenues for the quarter ended March 31, 2004. The 14.2% increase in dollars primarily due to an increase in the number of Area Directors in the quarter ended March 31, 2004 as compared to the same period in the prior year. We increased sales and marketing staff in preparation for the completion of our initial public offering and the increased sales and marketing activities that we anticipate we will undertake after the offering. The increase as a percentage of net revenue is due to this increase in costs and the decrease in net revenues during the same period.

            Product Development. Product development costs consist of internal costs and external fees to develop our technical platform and back-end systems, including salaries for our software development staff. Product development costs increased to $103,595, or 92.0% of net revenues for the quarter ended March 31, 2004, from $94,516, or 75.8% of net revenues, for the quarter ended March 31, 2003. The 9.6% increase in dollars was attributable to costs associated with the implementation of new measures that we undertook during the quarter ended March 31, 2004 to combat increasing virus activity on the Internet. The increase as a percentage of net revenues was attributable to this increase in costs and the decrease in revenues during the same period.

            General and Administrative. The main components of general and administrative expenses were wages and employee benefits, taxes and insurance expenses, and professional and consulting fees. General and administrative expenses decreased from $241,156, or 193.4% of net revenues, for the three months ended March 31, 2003, to $209,030, or 185.5% of net revenues, for the three months ended March 31, 2004. The decrease in dollars was primarily due to a tax penalty incurred during the three months ended March 31, 2003, to which there was no comparable expense in the three months ended March 31, 2004, but which is partially offset by increases in insurance costs, printing costs, professional fees and rent. As a percentage of net revenues, the decrease in general and administrative expenses is a result of the overall decrease in costs, which is partially offset by a decrease in net revenues.

INTEREST INCOME AND EXPENSE

            Interest Income. Interest income was $0 for the quarter ended March 31, 2004 and $304 for the quarter ended March 31, 2003. Interest income for the quarter ended March 31, 2003 consisted of interest on one promissory note held by the Company. That promissory note was not in effect during the first quarter of 2004.

            Interest Expense. Interest expense was $54,010 in the quarter ended March 31, 2004 and $21,096 in the quarter ended March 31, 2003. The increase was primarily due to increases in accrued interest resulting from increases in principal owed by us under our operating line of credit, as well as accrual of interest on two promissory notes made by us in July and November 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities was $206,536 during the quarter ended March 31, 2004 and $129,902 during the quarter ended March 31, 2003. The decrease in cash flow was primarily the result of a decrease in revenues and an increase in sales and marketing expenses. During the quarter ended March 31, 2004, we financed our operations primarily through accrued expenses and accrued accounts payable of $137,814 and $77,180 respectively.

            Net cash used for investing activities was $4,766 for the quarter ended March 31, 2004. This consisted primarily of computer equipment purchases. Net cash provided from investing activities was $100 for the quarter ended March 31, 2003.

            Net cash provided by financing activities was $204,837 for the quarter ended March 31, 2004 and $128,051 for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, cash from financing activities consisted of $224,999 in cash received pursuant to a line of credit from a shareholder, and was offset by deferred offering costs of $20,162. For the quarter ended March 31, 2003, cash from financing activities consisted primarily of $168,000 in cash received pursuant to a line of credit from a shareholder, and was offset by deferred offering costs.

            We have not generated any net cash from operations since our inception. We have funded operations primarily through private sales of equity securities, borrowings from third parties, deferred salary arrangements with our employees, tax payment deferrals and trade payables.

            We are party to a secured credit line agreement with a shareholder, under which we owed an outstanding principle balance of $1,490,000 as of March 31, 2004. As of the same date, we had approximately $1,410,000 in credit available under this agreement. On March 1, 2004, the agreement was modified to increase the credit line from $1,500,000 to $3,000,000. The terms of the credit line agreement allow the company to draw funds against the line of credit for any legitimate business purpose with three days' notice, provided that the creditor, in his sole discretion, approves the request. We intend to continue financing our operations with proceeds from this credit line until we receive the proceeds of our initial public offering, which we expect will occur on July 12, 2004. All amounts outstanding under the line of credit loan agreement, including principal and accrued interest, become due and payable on January 1, 2005 or upon the occurrence of an acceleration event, as defined in the loan documents, including a successful public offering of the company's stock.

            We filed a Registration Statement on Form S-1 (File No. 333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, we commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The offering closes on July 12, 2004. To receive the proceeds of the offering, we must sell a minimum of 1,200,000 shares for an aggregate price of $12,000,000. We may elect to close the offering on an earlier date if we have received subscriptions for the maximum amount of 2,000,000 shares. Receipt of the proceeds of the offering, should it occur, will contribute significantly to our liquidity.

Income Taxes

            We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from these losses. We reported a net loss for the first quarter of 2004 and have recorded income taxes at an effective tax rate of 0%. To the extent that we report taxable income in future periods, we intend to use net operating loss carryforwards to the extent available to offset the taxable income and reduce cash outflows for income taxes.

RISKS AND UNCERTAINTIES

            Risks and uncertainties that could impact our business, results of operations and cash flows and cause future results to differ from our expectations include the following: (1) that we have not completed our initial public offering and there are no assurances that we will be able to do so; (2) that we have historically not been profitable and we may not be able to attain or sustain profitability; (3) that our business strategy is new and unproven; (4) that our marketing strategy is non-traditional and may not be effective in acquiring customers; (5) that our efforts to develop the LightFirst brand may be unsuccessful; (6) that we have not yet entered into the agreements with providers of households products and services that are critical for us to fully implement our business plan and that there are no assurances that we will be able to do so; (7) that we have not yet entered into an agreement with a bank or similar financial institution, which is critical for us to provide some of the features that we propose to provide, and that there are no assurances that we will be able to do so on favorable terms or at all; (8) that we operate in an industry that is highly competitive, and our competitors have greater resources and brand recognition than we do; (9) that we rely on third-party providers for key services that are critical to our operations and that any change in our ability to obtain these services on reasonable terms could harm our business;
(10) that service interruptions, breakdowns, or breaches in security could cause us to lose customers and/or expose us to liability; (11) that we may experience losses due to defaults on payments by our customers or fraud; (12) that we might become subject to laws and regulations, compliance with which could increase the cost of doing business; (13) that changes in general economic conditions may have a negative effect on our business; (14) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; and (15) that some other unforeseen event or circumstance could impair our operations. The intention of this list is to present some of the known risks that could cause future operating results to differ materially from our expectations and from the forward-looking statements contained in this report. This list is not a complete list of factors that could affect our business and results of operations, and it should be read in conjunction with the more detailed descriptions of risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not have a direct effect on our financial position. To date the effects of inflation on us have been immaterial.

ITEM 4. CONTROLS AND PROCEDURES

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

            As described in the Company's registration statement on Form S-1, declared effective by the Commission on February 13, 2004, and elsewhere in this report, the company currently has one director, Mr. Martin P. Gilmore. The Company has nominated three independent persons for membership on the board of directors, each of whom has agreed to serve on the board of directors upon the completion of the Company's initial public offering. As such, the company's sole director, who is also the Company's Chief Executive Officer and Chief Financial Officer, currently oversees disclosure controls and procedures. Upon the completion of the offering, such oversight will become the responsibility of the audit committee.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            We have an outstanding tax liability, including assessed penalties, in excess of approximately $1,152,000 as of December 31, 2003 for unpaid FICA, Medicare, state and federal employment taxes. This tax liability arose because certain of our employees were initially characterized as being self-employed when they should have been characterized as our employees. We incurred the tax liability between May 2001 and June 2003, and it includes approximately $399,000 of penalties and interest. The balance of approximately $753,000 represents the amount under current tax law that should have been withheld from employees' checks as well as our matching contributions to FICA, Medicare and unemployment taxes. On July 22, 2003, the State of Illinois filed a tax lien against us for approximately $62,000, which represents Illinois' portion of the tax liability. To date, the Internal Revenue Service has not filed a lien against us, but it could do so in the future. We intend to use a portion of the proceeds from our initial public offering to satisfy our tax liability.

            We are not a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) The Company has filed a Registration Statement on Form S-1 (File No. 333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, the Company commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The Company is selling the stock itself without the assistance of underwriters. As of the date of this quarterly report, the offering has not yet closed and, as such, no proceeds from the offering have been received by the Company. The Company will receive the proceeds of the offering on July 12, 2004, provided that the Company sells a minimum of 1,200,000 shares before that date.

            During the quarter ended March 31, 2004, the Company incurred approximately $20,000 in expenses related to its public offering. These expenses consisted entirely of legal expenses due to the Company's law firm. No payments for offering-related expenses have been paid directly or indirectly to any underwriter or broker, to directors or officers the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company.

(e) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a) None

(b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ending March 31, 2004.

ITEM 5. OTHER INFORMATION.

(a) None

(b) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

(b)   Reports on form 8-K

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

                                      LIGHTFIRST INC.
                                      (Registrant)

                                      By:  /s/ Martin P. Gilmore
                                           -------------------------------
                                           Martin P. Gilmore
                                           President and Chief Executive Officer
                                           May 17, 2004

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                        Title                       Date

/s/ Martin P. Gilmore  President, Chief Executive Officer and   May 17, 2004
---------------------    Chairman of the Board of Directors
  Martin P. Gilmore         (Principal Executive Officer)

/s/ Martin P. Gilmore          Chief Financial Officer          May 17, 2004
---------------------     (Principal Financial Officer and
  Martin P. Gilmore         Principal Accounting Officer)