Form 10-Q
period 2004-06-30
LIGHTFIRST INC
filed 2004-08-16
CIK 1255145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            ---------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

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

[ ] Yes      [X] No

   As of July 31, 2004, there were 6,406,000 shares of the registrant's common stock outstanding, par value $.001.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                                                      Page No.
PART I:       FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)                                                           1
              Balance Sheets as of June 30, 2004 and December 31, 2003                                   1
              Statements of Operations                                                                   3
              Statement of Stockholders' Deficiency                                                      4
              Statements of Cash Flows                                                                   5
              Notes to Financial Statements (Unaudited)                                                  7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                             8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                14

     Item 4.  Controls and Procedures                                                                   14


PART II:      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                         15

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities          16

     Item 3.  Defaults Upon Senior Securities                                                           16

     Item 4.  Submission of Matters to a Vote of Security Holders                                       16

     Item 5.  Other Information                                                                         16

     Item 6.  Exhibits and Reports on Form 8-K                                                          17


SIGNATURES                                                                                              18

PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                             June 30,       December 31,
                       ASSETS                                  2004             2003
                                                             --------       -----------
                                                           (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                       $ 18,852        $  9,645
  Accounts receivable, net of allowance for doubtful
    accounts of $10,000                                        27,061           4,019
  Deferred offering costs                                     291,516         204,853
                                                             --------        --------
                          TOTAL CURRENT ASSETS                337,429         218,517

PROPERTY - Computer equipment                                  44,196          39,430
  Less accumulated depreciation                                34,532          27,695
                                                             --------        --------
                                                                9,664          11,735
OTHER ASSETS
  Customer list, net of accumulated amortization of
    $256,468 and $217,765 at June 30, 2004 and
     December 31, 2003, respectively                            4,848          43,551
  Deposits                                                     67,894          17,894
                                                             --------        --------
                                                               72,742          61,445


                                                              419,835         291,697
                                                             ========        ========



See notes to financial statements.



                                                                 June 30,          December 31,
       LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   2004                2003
                                                               -----------         -----------
                                                               (Unaudited)          (Audited)
CURRENT LIABILITIES
  Line of credit payable to shareholder                        $ 1,829,986         $ 1,264,987
  Accounts payable                                                 665,954             430,388
  Deferred revenue                                                 238,229             130,123
  Accrued payroll                                                1,014,021             722,855
  Accrued payroll taxes and related penalties                    1,144,309           1,151,670
  Due to officer/shareholder                                         4,927               1,681
  Accrued interest payable to shareholder                          141,081              64,986
                                                               -----------         -----------
                        TOTAL CURRENT LIABILITIES                5,038,507           3,766,690

LONG-TERM LIABILITIES
  Notes payable to shareholder                                     620,000             620,000
  Accrued interest payable to shareholder                          124,553              88,387
                                                               -----------         -----------
                                                                   744,553             708,387

SHAREHOLDERS' DEFICIENCY Common stock, $.001 par value:
    Authorized, 10,000,000 shares
    Issued and outstanding, 6,406,000 shares                         6,406               6,406
  Additional paid-in capital                                     1,383,744           1,383,744
                                                               -----------         -----------
                                                                 1,390,150           1,390,150
  Deficit accumulated during the development stage              (6,753,375)         (5,573,530)
                                                               -----------         -----------
                                                                (5,363,225)         (4,183,380)
                                                               $   419,835         $   291,697
                                                               ===========         ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Period from
                                              inception       For the three months ended June 30,  For the six months ended June 30,
                                           (April 11, 2001)   ----------------------------------   ---------------------------------
                                           to June 30, 2004         2004              2003             2004                 2003
                                           ----------------      -----------       -----------      -----------         -----------
Revenues                                      $ 1,376,902        $   109,233       $   122,506      $   221,897         $   247,173

Cost of revenues                                1,293,799            113,659           108,327          227,921             234,146
                                              -----------        -----------       -----------      -----------         -----------
                      GROSS PROFIT                 83,103             (4,426)           14,179           (6,024)             13,027

General and administrative expenses             6,649,828            526,130           739,881        1,060,540           1,265,778
                                              -----------        -----------       -----------      -----------         -----------

              LOSS FROM OPERATIONS             (6,566,725)          (530,556)         (725,702)      (1,066,564)         (1,252,751)

Other income (expense):
  Interest income                                   1,200                  -               440                -                 744
  Interest expense                               (267,598)           (59,271)          (30,913)        (113,281)            (52,009)
  Net realized gain from sale of investments       79,748                  -                 -                -                   -
                                              -----------        -----------       -----------      -----------         -----------
                                                 (186,650)           (59,271)          (30,473)        (113,281)            (51,265)
                                              -----------        -----------       -----------      -----------         -----------
                          NET LOSS            $(6,753,375)       $  (589,827)      $  (756,175)     $(1,179,845)        $(1,304,016)
                                              ===========        ===========       ===========      ===========         ===========
Net loss per share:
  Basic and diluted                                 (1.12)             (0.09)            (0.12)           (0.18)              (0.20)

Weighted average shares outstanding:
  Basic and diluted                             6,033,431          6,406,000         6,394,133        6,406,000           6,390,167
                                              ===========        ===========       ===========      ===========         ===========


See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

           PERIOD FROM INCEPTION (APRIL 11, 2001) TO DECEMBER 31, 2003

                 AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)


                                                                Common Stock
                                                        ---------------------------   Additional  Deficit accumulated     Total
                                                         Number of                     paid-in         during the      shareholders'
                                                           shares          Amount      capital     development stage    deficiency
                                                        -----------     -----------  -----------  -------------------  ------------
Balance at April 11, 2001                               $         -     $         -  $         -       $         -      $         -

Issuance of common stock to founding shareholder          5,000,000           5,000       (4,900)                -              100

Issuance of common stock to consultant                      187,000             187         (137)                -               50

Issuance of common stock to investors                       691,800             692      691,108                 -          691,800

Net loss for the period April 11, 2001 through
 December 31, 2001                                                -               -            -          (802,970)        (802,970)
                                                        -----------     -----------  -----------       -----------      -----------
                                       BALANCE AT
                                DECEMBER 31, 2001         5,878,800           5,879      686,071          (802,970)        (111,020)

Issuance of common stock to investors                       508,200             508      507,692                 -          508,200

Net loss for the year                                             -               -            -        (2,472,470)      (2,472,470)
                                                        -----------     -----------  -----------       -----------      -----------
                                       BALANCE AT
                                DECEMBER 31, 2002         6,387,000           6,387    1,193,763        (3,275,440)      (2,075,290)

Issuance of common stock in exchange for services            19,000              19      189,981                 -          190,000

Net loss for the year                                             -               -            -        (2,298,090)      (2,298,090)
                                                        -----------     -----------  -----------       -----------      -----------
                                       BALANCE AT
                                DECEMBER 31, 2003         6,406,000           6,406    1,383,744        (5,573,530)      (4,183,380)


Net loss for the six months ended June 30, 2004                   -               -            -        (1,179,845)      (1,179,845)
                                                        -----------     -----------  -----------       -----------      -----------
                                       BALANCE AT
                                    JUNE 30, 2004       $ 6,406,000     $     6,406  $ 1,383,744       $(6,753,375)     $(5,363,225)
                                                        ===========     ===========  ===========       ===========      ===========



See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Period from
                                                                            inception          For the six months ended June 30,
                                                                       (April 11, 2001) to     --------------------------------
                                                                          June 30, 2004            2004                2003
                                                                       -------------------     -----------         -----------
 CASH FLOWS - OPERATING ACTIVITIES
    Net loss for the period                                                $(6,753,375)        $(1,179,845)        $(1,304,016)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Bad debts                                                               16,638                   -                   -
        Compensation expense                                                   190,000                   -             190,000
        Interest expense                                                       265,634             112,261              51,564
        Depreciation and amortization                                          291,000              45,540              49,461
        Net realized (gain)  from sale of investments                          (79,748)                  -                   -
        Changes in certain assets and liabilities
          affecting operations:
          Accounts receivable                                                  (37,061)            (23,042)            (14,819)
          Deposits                                                             (67,894)            (50,000)            (17,894)
          Accounts payable                                                     665,954             235,566              81,596
          Deferred revenue                                                      89,322             108,106             122,764
          Accrued expenses                                                   2,158,330             283,805             325,565
                                                                           -----------         -----------         -----------
                                                 NET CASH USED FOR
                                              OPERATING ACTIVITIES          (3,261,200)           (467,609)           (515,779)

CASH FLOWS - INVESTING ACTIVITIES
  Increase in note receivable                                                   (6,638)                  -                (175)
  Purchases of property                                                        (44,196)             (4,766)                  -
  Purchase of investments                                                     (108,260)                  -                   -
  Proceeds from the sale of investments                                        732,808                   -                   -
  Acquisition of customer list                                                (112,409)                  -                   -
                                                                           -----------         -----------         -----------
                                  NET CASH PROVIDED FROM (USED FOR)
                                              INVESTING ACTIVITIES             461,305              (4,766)               (175)

CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of common stock to
    minority shareholders                                                      655,250                   -                   -
  Proceeds from issuance of common stock to
    founding shareholder                                                           100                   -
  Proceeds from line of credit payable to shareholder                        2,449,986             564,999             645,265
  Deferred offering costs                                                     (291,516)            (86,663)           (124,928)
  Due (from) to officer/shareholder                                              4,927               3,246              16,917
                                                                           -----------         -----------         -----------
                                            NET CASH PROVIDED FROM
                                              FINANCING ACTIVITIES           2,818,747             481,582             537,254
                                                                           -----------         -----------         -----------

                                              NET INCREASE IN CASH              18,852               9,207              21,300
Cash at beginning of period                                                          -               9,645               4,608
                                                                           -----------         -----------         -----------
                                             CASH AT END OF PERIOD         $    18,852         $    18,852         $    25,908
                                                                           ===========         ===========         ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS, Cont'd
                                   (UNAUDITED)



                                                   Period from
                                                    inception
                                               (April 11, 2001) to     Six months ended June 30,
                                                     June 30,       -----------------------------
                                                       2004             2004              2003
                                               -------------------  ------------       ----------
NON-CASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
    Investments received as consideration for
      sale of common stock                           $544,800        $        -        $        -
                                                     ========        ==========        ==========

    Acquisition of customer list offset by
      deferred revenue                               $148,907        $        -        $        -
                                                     ========        ==========        ==========

    Issuance of common stock in exchange for
      services                                       $190,000        $        -        $        -
                                                     ========        ==========        ==========







See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004



NOTE A:  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LightFirst Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and its cash flows for the interim period. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

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

     On August 6, 2004, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC"). The purpose of this filing is to give the Company the ability to go to the public markets for additional equity capital. There are no assurances that shares of common stock will be sold in connection with the Registration Statement. In the event the Company is not able to raise additional equity capital or obtain additional amounts of debt financing, there is uncertainty as to the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements that appear elsewhere in this report, and it contains forward-looking statements that reflect our plans, estimates, beliefs, expectations, and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "objective," "believe," "seek," "hope," "look," "is designed to," "estimate," "may," "will" and "continue" or similar words. Our actual results could differ materially from those discussed in the forward-looking statements. See "Risks and Uncertainties" for information regarding factors known to us that could cause reported financial information not to be necessarily indicative of future results and that could cause our future results to differ from our expectations.

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

         We earn revenues by providing Internet dial-up access to approximately 7,000 customers in the Chicago, Illinois area. The remaining members of our customer base, which consists of approximately 9,000 subscribers, are in our disadvantaged student program and pay no fee for our service. Our business plan calls for the use of our e-bill consolidation service to create four additional primary revenue streams:

         o we intend to purchase and resell products and services to our customers at a markup;

         o we hope to earn commissions and referral fees from businesses we introduce to our customers;

         o we intend to retain a portion of any administrative discounts that we can negotiate for our customers; and

         o we intend to retain a portion of any vendor rebates our customers earn by using a co-branded credit card that we plan to offer.

To date, we have focused mainly on building our distribution network, an essential first step in generating all of our revenue streams. We have not yet focused on establishing the significant strategic relationships that we believe are essential to developing the revenue streams described above but intend to do so following our initial public offering. Specifically, we will seek to enter into agreements with billers that will allow us to offer money-saving benefits to our customers. The agreements we hope to negotiate with billers will fall into one of four categories: reseller agreements, affiliate agreements, administrative discount agreements and rebate agreements. We expect these agreements to provide us with revenue from price mark-ups, commissions, referral fees, rebates and credits. We intend to negotiate bulk pre-payment terms with many of these billers to simplify the bill-presentment process and to induce billers to provide our customers with greater discounts. As a result, we will, in effect, be assuming the credit risk for these bills, which could adversely affect our profitability. We intend to finance these bulk pre-payments with a revolving line of credit secured by accounts receivable from a commercial lending institution. It is likely that we will incur substantial debt under such a credit facility, which would result in a substantial interest expense for us in the future. In addition, we must enter into a relationship with a financial institution that will extend credit to our customers so they can take advantage of our full array of bill-paying options. We intend to structure such a financial institution relationship so that we receive a portion of any loan revenues generated by such lending. We believe completing our initial public offering is an important factor in winning these strategic contracts, and we intend to pursue these relationships when our initial public offering is complete.

         Beginning in March 2004 and ending on July 12, 2004, we conducted an initial public offering of securities pursuant to a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on February 13, 2004. As we did not sell the required minimum number of shares of our common stock before the expiration of the offering period, that offering terminated. On August 6, 2004, we filed a new Registration Statement on Form S-1 with the Commission for the purpose of terminating the prior offering and of commencing a new offering of our common stock, which will be conducted for 90 days following effectiveness. We suspended offering activities upon termination of the prior offering and will recommence such activities once the Commission declares our new Registration Statement effective.

         Our main cost of revenue consists of fees paid for telecommunications services, network and collocation costs, all related to operating our network and connecting end users to the Internet.

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

         Since our inception in April 2001, we have incurred significant losses and, as of June 30, 2004, we had an accumulated deficit of $6,753,375. These losses have resulted from the significant costs incurred for marketing and building our distribution channel and expenses for the development and maintenance of our technology platform. We intend to continue to invest heavily in marketing, product development, and technology. As a result, we believe that we will continue to incur substantial operating losses for the foreseeable future.

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

         Revenue Recognition. Revenues consist of subscriber Internet access service fees and are recorded when earned (i.e., at the time services are provided). Deferred revenue consists of amounts collected for annual Internet access service subscriptions at the beginning of the subscription year. Of this deferred revenue, a proportionate amount is recognized at the end of each month in which service has been provided.

         Deferred Income Taxes. Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are set forth in Note H to the financial statements included in our Annual Report.

RESULTS OF OPERATIONS

         The following table summarizes our operating results in dollars and as a percentage of total revenue for each of the periods shown.


                                                      Three Months Ended                             Six Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                           June 30, 2004            June 30, 2003          June 30, 2004           June 30, 2003
                                       ----------------------  ----------------------  ---------------------   ---------------------
                                                     % of Net                % of Net               % of Net                % of Net
                                         Amount       Revenue     Amount     Revenue      Amount     Revenue      Amount     Revenue
                                       -----------   --------   -----------  --------  -----------  --------   -----------  --------
Revenue                                $   109,223     100.0%  $   122,506     100.0%  $   221,897    100.0%   $   247,173    100.0%
Cost of Revenue                        $   113,659     104.1%  $   108,327      88.4%  $   227,921    102.7%   $   234,146     94.7%
                                       -----------   -------   -----------   -------   -----------  -------    -----------  -------
Gross Profit                           $    (4,426)     -4.1%  $    14,179      11.6%  $    (6,024)    -2.7%   $    13,027      5.3%

Operating Expenses
    Sales & Marketing                  $   226,428     207.3%  $   373,261     304.7%  $   448,213    202.0%   $   546,322    221.0%
    Product Development                $    77,014      70.5%  $    95,583      78.0%  $   180,609     81.4%   $   193,600     78.3%
    General & Administrative           $   202,476     185.4%  $   246,306     201.1%  $   386,179    174.0%   $   476,395    192.7%
    Depreciation & Amortization        $    20,212      18.5%  $    24,731      20.2%  $    45,539     20.5%   $    49,461     20.0%
                                       -----------   -------   -----------   -------   -----------  -------    -----------  -------
General & Administrative Total         $   526,130     481.7%  $   739,881     604.0%  $ 1,060,540    477.9%   $ 1,265,778    512.1%
                                       -----------   -------   -----------   -------   -----------  -------    -----------  -------

Operating Income (Loss)                $  (530,556)   -485.7%  $  (725,702)   -592.4%  $(1,066,564)  -480.7%   $(1,252,751)  -506.8%

Other Income (Expense)
    Interest Income                    $        --       0.0%  $       440       0.4%  $        --      0.0%   $       744      0.3%
    Interest Expense                   $   (59,271)    -54.3%  $   (30,913)    -25.2%  $  (113,281)   -51.1%   $   (52,009)   -21.0%
    Gain (Loss) on Sale of
      Investment                       $        --       0.0%  $        --       0.0%  $        --      0.0%   $        --      0.0%
                                       -----------   -------   -----------   -------   -----------  -------    -----------  -------
Total Other Income                     $   (59,271)    -54.3%  $   (30,473)    -24.9%  $  (113,281)   -51.1%   $   (51,265)    20.7%

Loss before provision for income tax   $  (589,827)   -540.0%  $  (756,175)   -617.3%  $(1,179,845)   531.7%   $(1,304,016)  -527.6%

Provision for income tax               $        --        --   $        --        --   $        --       --    $        --       --

Net Income (Loss)                      $  (589,827)   -540.0%  $  (756,175)   -617.3%  $(1,179,845)  -531.7%   $(1,304,016)  -527.6%
                                       ===========   =======   ===========   =======   ===========  =======    ===========  =======

         Revenue

         During the three months ended June 30, 2004, net revenues decreased 10.8% relative to the three months ended June 30, 2003, from $122,506 to $109,233. During the six months ended June 30, 2004, net revenues decreased 10.2% relative to the six months ended June 30, 2003, from $247,173 to $221,897. The decrease in revenue was due to a reduction in the number of subscribers resulting from non-renewals of subscriptions following the change in our network service provider in the fourth quarter of 2003 and from normal attrition. Dial-up Internet access service revenue accounted for all of the revenue for these periods.

         Cost of Revenue

         Cost of revenue increased 4.9% from $108,327, or 88.4% of net revenues, for the quarter ended June 30, 2003, to $113,659 or 104.1% of net revenues, for the quarter ended June 30, 2004. Cost of revenue decreased from $234,146, or 94.7% of net revenues, for the six months ended June 30, 2003, to $227,921 or 102.7% of net revenues, for the six months ended June 30, 2004. The decrease in costs for the six months ended June 30, 2004 can be attributed to deferred collocation costs that resulted in excess one-time charges during the first quarter of 2003 and to a credit for collocation services that we received in the first quarter of 2004. The decrease was largely offset by increases in collocation and networking charges pursuant to new collocation and networking agreements which took effect in September 2003 and December 2003, respectively. The increase in direct costs for the quarter ended June 30, 2004 relative to the same quarter in the prior year can be attributed to the same increases in networking and collocation charges discussed above. The overall increase as a percentage of net revenue is attributable to the decrease in revenue for the both the three-month and six-month periods ending June 30, 2004 relative to the same periods in the prior year.

         Operating Expenses

         Sales and Marketing. Sales and marketing costs relate to expenses to develop our markets and channels of distribution to those markets, primarily the cost of building up our pool of independent sales agents, whom we call City Managers. These costs include the salaries for the Area Directors responsible for recruiting, training, and managing City Managers and compensation paid to City Managers. Sales and marketing expenses decreased from $373,261, or 304.7% of net revenue, for the three months ended June 30, 2003, to $226,428, or 207.3% of net revenue, for the three months ended June 30, 2004. Sales and marketing expenses decreased from $546,322, or 221.0% of net revenue, for the six months ended June 30, 2003, to $448,213, or 202.0% of net revenue, for the six months ended June 30, 2004. The decrease in sales and marketing expenses is 39.3% for the three months ended June 30, 2004 and 18.0% for the six months ended June 30, 2004. These decreases are primarily attributable to the one-time issuance of 19,000 shares of stock, 250 shares of which were awarded to each of 76 City Managers in exchange for services in June 2003. We made these awards of stock in reliance on the exemption from registration under the federal securities laws contained in Rule 701 under the Securities Act of 1933. The value of these shares was calculated using the public offering price of $10.00 per share. Net of the effect of these stock awards, sales and marketing expenses increased 23.6% for the quarter and 25.8% for the six months ended June 30, 2004, offsetting the decrease attributable to the one-time stock issuance. The increases in sales and marketing costs were primarily attributable to an increase in sales and marketing personnel, including an increase in the number of Area Directors, in the three months and six months ended June 30, 2004 as compared to the same periods in the prior year, and to increases in health insurance premiums for sales and marketing personnel. We increased sales and marketing staff in preparation for the completion of our initial public offering and the increased sales and marketing activities that we anticipate we will undertake after the offering. The overall decrease as a percentage of net revenues is attributable to the net decrease in costs.

         Product Development. Product development costs consist of internal costs and external fees to develop our technical platform and back-end systems, including salaries for our software development staff. Product development costs decreased 19.4% to $77,014, or 70.5% of net revenues for the quarter ended June 30, 2004, from $95,583, or 78.0% of net revenues, for the quarter ended June 30, 2003. Product development costs decreased 6.7% to $180,609, or 81.4% of net revenues for the six months ended June 30, 2004, from $193,600, or 78.3% of net revenues, for the six months ended June 30, 2003. The decrease in product development costs was attributable to a reduction in product development activities during the first two quarters of 2004 relative to the same periods in the prior year. The decrease for the six-month period ending June 30, 2004 was largely offset by the cost of measures that we took during the first quarter of 2004 to combat increasing virus activity on the Internet. As a result, product development costs increased as a percentage of net revenues for the six-month period ending June 30, 2004, but decreased as a percentage of net revenues for the quarter ended June 30, 2004.

         General and Administrative. The main components of general and administrative expenses were wages and employee benefits, taxes and insurance expenses, professional and consulting fees, public offering expenses and rent. General and administrative expenses decreased from $246,306, or 201.1% of net revenues, for the three months ended June 30, 2003, to $202,476, or 185.4% of net revenues, for the three months ended June 30, 2004. General and administrative expenses decreased from $476,395, or 192.7% of net revenues, for the six months ended June 30, 2003, to $386,179, or 174.0% of net revenues, for the six months ended June 30, 2004. The decrease in general and administrative costs for both periods was primarily due to a reduction in administrative personnel during the six months ended June 30, 2004 relative to the same period in the prior year and to a tax penalty incurred during the six months ended June 30, 2003; the decreases were partially offset by increases in insurance costs, printing costs, professional fees, and other administrative expenses. As a percentage of net revenues, the decrease in general and administrative expenses is a result of the overall decrease in costs, which is partially offset by a decrease in net revenues.

         Interest Income and Expense

         Interest Income. Interest income was $0 for the six months ended June 30, 2004, $440 for the quarter ended June 30, 2003, and $744 for the six months ended June 30, 2003. Interest income for the six months ended June 30, 2003 consisted of interest on one promissory note held by the Company. That promissory note was not in effect during the six months ended June 30, 2004.

         Interest Expense. Interest expense was $59,271 in the quarter ended June 30, 2004 and $30,913 in the quarter ended June 30, 2003. Interest expense was $113,281 in the six months ended June 30, 2004 and $52,009 in the six months ended June 30, 2003. The increases in interest expense were primarily due to increases in accrued interest resulting from increases in principal owed by us under our operating line of credit, as well as accrual of interest on two promissory notes made by us in July and November 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2004, our cash increased by $9,207, from $9,645 at December 31, 2003 to $18,852 at June 30, 2004.

         Net cash used in operating activities was $467,609 during the six months ended June 30, 2004 and $515,779 during the six months ended June 30, 2003. During the six months ended June 30, 2004, we financed our operations primarily through accrued accounts payable, accrued expenses, and accrued interest expense of $235,566, $283,805, and $112,261 respectively.

         Net cash used for investing activities was $4,766 for the six months ended June 30, 2004. This consisted primarily of computer equipment purchases. Net cash used for investing activities was $175 for the six months ended June 30, 2003.

         Net cash provided by financing activities was $481,582 for the six months ended June 30, 2004 and $537,254 for the six months ended June 30, 2003. For the six months ended June 30, 2004, cash from financing activities consisted of $564,999 in cash received pursuant to a line of credit from a shareholder, and was offset by deferred offering costs of $86,663.

         We have not generated any net cash from operations since our inception. We have funded operations primarily through private sales of equity securities, borrowings from third parties, deferred salary arrangements with our employees, tax payment deferrals and trade payables.

         We are party to a secured credit line agreement with a shareholder, under which we owed an outstanding principal balance of approximately $1,830,000 as of June 30, 2004. As of the same date, we had approximately $1,170,000 in credit available under this agreement. On March 1, 2004, the agreement was modified to increase the credit line from $1,500,000 to $3,000,000 and on May 1, 2004, the maturity date was extended to January 1, 2005. The terms of the credit line agreement allow the company to draw funds against the line of credit for any legitimate business purpose with three days' notice, provided that the creditor, in his sole discretion, approves the request. We intend to continue financing our operations with proceeds from this credit line until we receive the proceeds of our initial public offering. All amounts outstanding under the line of credit loan agreement, including principal and accrued interest, become due and payable on January 1, 2005 or upon the occurrence of an acceleration event, as defined in the loan documents, including a successful public offering of the company's stock.

         We filed a Registration Statement on Form S-1 (File No.333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, we commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of common stock at a price of $10 per share. The offering period lasted for 150 days from effectiveness, or until July 11, 2004. As we did not sell the required minimum number of shares of our common stock (1,200,000 shares) by the expiration of the offering period, the offering terminated and we refunded all proceeds we had received for the offering, without interest. On August 6, 2004, we filed a new Registration Statement (File No. 333-118000) with the Commission for the purpose of terminating our previous effective registration statement and recommencing our offering for 90 days following effectiveness. We suspended selling activities upon termination of the prior offering and will begin selling activities once the Commission declares the new Registration Statement effective. The offering will close 90 days from the date on which the Commission declares our new Registration Statement effective. To receive the proceeds of the offering, we must sell a minimum of 1,500,000 shares for an aggregate price of $15,000,000. We may elect to close the offering on an earlier date if we have received subscriptions for the minimum amount of 1,500,000 shares. Receipt of the proceeds of the offering, should it occur, will contribute significantly to our liquidity.

Income Taxes

         We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from these losses. We reported a net loss for the first six months of 2004 and have recorded income taxes at an effective tax rate of 0%. To the extent that we report taxable income in future periods, we intend to use net operating loss carryforwards to the extent available to offset the taxable income and reduce cash outflows for income taxes.

RISKS AND UNCERTAINTIES

         Risks and uncertainties that could impact our business, results of operations and cash flows and cause future results to differ from our expectations include the following: (1) that we have not completed our initial public offering and there are no assurances that we will be able to do so; (2) that we have historically not been profitable and we may not be able to attain or sustain profitability; (3) that our business strategy is new and unproven;
(4) that our marketing strategy is non-traditional and may not be effective in acquiring customers; (5) that our efforts to develop the LightFirst brand may be unsuccessful; (6) that we have not yet entered into the agreements with providers of households products and services that are critical for us to fully implement our business plan and that there are no assurances that we will be able to do so; (7) that we have not yet entered into an agreement with a bank or similar financial institution, which is critical for us to provide some of the features that we propose to provide, and that there are no assurances that we will be able to do so on favorable terms or at all; (8) that we have not yet negotiated with a commercial lending institution for a line of credit secured by accounts receivable that we intend to use to finance the bulk pre-payments that we intend to make to billers, and there is no assurance that we will be able to do so on favorable terms or at all; (9) that we operate in an industry that is highly competitive, and our competitors have greater resources and brand recognition than we do; (10) that we rely on third-party providers for key services that are critical to our operations and that any change in our ability to obtain these services on reasonable terms could harm our business; (11) that service interruptions, breakdowns, or breaches in security could cause us to lose customers and/or expose us to liability; (12) that we may experience losses due to defaults on payments by our customers or fraud; (13) that we might become subject to laws and regulations, compliance with which could increase the cost of doing business; (14) that changes in general economic conditions may have a negative effect on our business; (15) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; and (16) that some other unforeseen event or circumstance could impair our operations. The intention of this list is to present some of the known risks that could cause future operating results to differ materially from our expectations and from the forward-looking statements contained in this report. This list is not a complete list of factors that could affect our business and results of operations, and it should be read in conjunction with the more detailed descriptions of risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not have a direct effect on our financial position. To date the effects of inflation on us have been immaterial.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to him information relating to the Company required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

         As described in the Company's registration statement on Form S-1, filed with the Commission on August 6, 2004, and elsewhere in this report, the Company currently has one director, Mr. Martin P. Gilmore. The Company has nominated three independent persons for membership on the board of directors, each of whom has agreed to serve on the board of directors upon the completion of the Company's initial public offering. As such, the Company's sole director, who is also the Company's Chief Executive Officer and Chief Financial Officer, currently oversees disclosure controls and procedures. Upon the completion of our public offering, such oversight will become the responsibility of the audit committee.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We have an outstanding tax liability, including assessed penalties, in excess of approximately $1,144,000 as of June 30, 2004 for unpaid FICA, Medicare, state and federal employment taxes. This tax liability arose because certain of our employees were initially characterized as being self-employed when they should have been characterized as our employees. We incurred the tax liability between May 2001 and June 2003, and it includes approximately $399,000 of penalties and interest. The balance of approximately $745,000 represents the amount under current tax law that should have been withheld from employees' checks as well as our matching contributions to FICA, Medicare and unemployment taxes. On July 22, 2003, the State of Illinois filed a tax lien against us for approximately $62,000, which represents Illinois' portion of the tax liability. To date, the Internal Revenue Service has not filed a lien against us, but it could do so in the future. We intend to use a portion of the proceeds from our public offering to satisfy our tax liability.

         We are not a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) The Company filed a Registration Statement on Form S-1 (File No. 333-107769) with the Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, the Company commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The offering period for this offering lasted for 150 days from effectiveness, or until July 11, 2004. As the Company did not sell the required minimum number of shares of its common stock (1,200,000 shares) by the expiration of the offering period, the offering terminated and the Company refunded all proceeds it had received for the offering, without interest. The Company filed a new Registration Statement on Form S-1 on August 6, 2004 (File No. 333-118000) to serve the purpose of commencing a new offering of the Company's stock. The offering, as described in the new Registration Statement, shall last for 90 days from the date on which the Commission declares the new Registration Statement effective. As of the date of this quarterly report, the Commission has not yet declared the new Registration Statement effective.

         During the period from February 13, 2004 to June 30, 2004, the Company incurred approximately $80,000 in expenses related to its public offering. These expenses consisted of legal fees due to the Company's law firm, and printing, filing, and production costs. No payments for offering-related expenses have been paid directly or indirectly to any underwriter or broker, to directors or officers the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company.

(e) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a) None

(b) None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters submitted to a vote of security holders during the six months ended June 30, 2004.

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

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIGHTFIRST INC.
                                     (Registrant)


                                     By:  /s/ Martin P. Gilmore
                                          --------------------------------------
                                           Martin P. Gilmore
                                           President and Chief Executive Officer
                                           August 16, 2004



Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                                    Title                                  Date

        /s/ Martin P. Gilmore              President, Chief Executive Officer and            August 16, 2004
--------------------------------------        Chairman of the Board of Directors             ---------------
          Martin P. Gilmore                      (Principal Executive Officer)

        /s/ Martin P. Gilmore                      Chief Financial Officer                   August 16, 2004
--------------------------------------        (Principal Financial Officer and               ---------------
          Martin P. Gilmore                     Principal Accounting Officer)