Form 10-Q
period 2004-09-30
LIGHTFIRST INC
filed 2004-11-15
CIK 1255145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

As of October 31, 2004, there were 6,406,000 shares of the registrant's common stock outstanding, par value $.001.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                   Page No.
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                              1
         Balance Sheets as of September 30, 2004 and December 31, 2003                 1
         Statements of Operations                                                      3
         Statements of Shareholders' Deficiency                                        4
         Statements of Cash Flows                                                      5
         Notes to Financial Statements (Unaudited)                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   16

Item 4.  Controls and Procedures                                                      16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                            17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  17

Item 3.  Defaults Upon Senior Securities                                              18

Item 4.  Submission of Matters to a Vote of Security Holders                          18

Item 5.  Other Information                                                            18

Item 6.  Exhibits                                                                     18

SIGNATURES                                                                            19

                         PART I -- FINANCIAL INFORMATION

                    Item 1. Financial Statements (Unaudited)

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                              September 30,   December 31,
                                                                2004            2003
                                                              -------------   ------------
                                                              (Unaudited)     (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                         $ 54,338       $  9,645
  Accounts receivable, net of allowance for doubtful
    accounts of $10,000                                           7,579          4,019
  Prepaid expenses                                                2,096             --
  Deferred offering costs                                       314,287        204,853
                                                               --------       --------
                                     TOTAL CURRENT ASSETS       378,300        218,517

PROPERTY - Computer equipment                                    44,196         39,430
  Less accumulated depreciation                                  37,618         27,695
                                                               --------       --------
                                                                  6,578         11,735

OTHER ASSETS
  Customer list, net of accumulated amortization of
    $260,742 and $217,765 at September 30, 2004 and
     December 31, 2003, respectively                                574         43,551
  Deposits                                                       87,894         17,894
                                                               --------       --------
                                                                 88,468         61,445

                                                                473,346        291,697
                                                               ========       ========

See notes to financial statements.

                                                                    September 30,    December 31,
                                                                       2004              2003
                                                                    -----------      -----------
                                                                    (Unaudited)       (Audited)
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Line of credit payable to shareholder                             $ 2,236,986      $ 1,264,987
  Accounts payable                                                      677,342          430,388
  Deferred revenue                                                      185,139          130,123
  Accrued payroll                                                     1,188,771          722,855
  Accrued payroll taxes and related penalties                         1,107,793        1,151,670
  Due to officer/shareholder                                              1,701            1,681
  Accrued interest payable to shareholder                               191,055           64,986
                                                                    -----------      -----------
                                        TOTAL CURRENT LIABILITIES     5,588,787        3,766,690
LONG-TERM LIABILITIES
  Notes payable to shareholder                                          620,000          620,000
  Accrued interest payable to shareholder                               143,322           88,387
                                                                    -----------      -----------
                                                                        763,322          708,387
SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value:
    Authorized, 10,000,000 shares
    Issued and outstanding, 6,406,000 shares                              6,406            6,406
  Additional paid-in capital                                          1,383,744        1,383,744
                                                                    -----------      -----------
                                                                      1,390,150        1,390,150
  Deficit accumulated during the development stage                   (7,268,913)      (5,573,530)
                                                                    -----------      -----------
                                                                     (5,878,763)      (4,183,380)
                                                                    -----------      -----------
                                                                    $   473,346      $   291,697
                                                                    ===========      ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Period from
                                                      inception        For the three months ended Sept 30,
                                                   (April 11, 2001)    -----------------------------------
                                                 to September 30, 2004       2004             2003
                                                 ---------------------   -----------       -----------
Revenues                                              $ 1,483,704        $   106,802       $   120,800

Cost of revenues                                        1,403,605            109,806           105,871
                                                      -----------        -----------       -----------
                                    GROSS PROFIT           80,099             (3,004)           14,929

General and administrative expenses                     7,093,602            443,774           380,196
                                                      -----------        -----------       -----------
                            LOSS FROM OPERATIONS       (7,013,503)          (446,778)         (365,267)

Other income (expense):
  Interest income                                           1,200                  -               213
  Interest expense                                       (336,358)           (68,760)          (36,142)
  Net realized gain from sale of investments               79,748                  -                 -
                                                      -----------        -----------       -----------
                                                         (255,410)           (68,760)          (35,929)
                                                      -----------        -----------       -----------
                                        NET LOSS      $(7,268,913)       $  (515,538)      $  (401,196)
                                                      ===========        ===========       ===========

Net loss per share:
  Basic and diluted                                         (1.20)             (0.08)            (0.06)

Weighted average shares outstanding:
  Basic and diluted                                     6,060,043          6,406,000         6,406,000
                                                      ===========        ===========       ===========

                                                  For the nine months ended Sept. 30,
                                                  -----------------------------------
                                                          2004         2003
                                                      -----------   -----------
Revenues                                              $   328,699   $   367,973

Cost of revenues                                          337,727       340,017
                                                      -----------   -----------
                                    GROSS PROFIT           (9,028)       27,956

General and administrative expenses                     1,504,314     1,645,974
                                                      -----------   -----------
                            LOSS FROM OPERATIONS       (1,513,342)   (1,618,018)

Other income (expense):
  Interest income                                               -           957
  Interest expense                                       (182,041)      (88,151)
  Net realized gain from sale of investments                    -             -
                                                      -----------   -----------
                                                         (182,041)      (87,194)
                                                      -----------   -----------
                                        NET LOSS      $(1,695,383)  $(1,705,212)
                                                      ===========   ===========

Net loss per share:
  Basic and diluted                                         (0.26)        (0.27)

Weighted average shares outstanding:
  Basic and diluted                                     6,406,000     6,395,444
                                                      ===========   ===========

See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

           PERIOD FROM INCEPTION (APRIL 11, 2001) TO DECEMBER 31, 2003

              AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                                            Common Stock
                                                         -------------------   Additional  Deficit accumulated   Total
                                                          Number of             paid-in        during the      shareholders'
                                                            shares    Amount    capital    development stage    deficiency
                                                         ------------ ------- ------------ ------------------- -------------
Balance at April 11, 2001                                           - $     -  $        -      $         -     $         -
Issuance of common stock to founding shareholder            5,000,000   5,000      (4,900)               -             100
Issuance of common stock to consultant                        187,000     187        (137)               -              50
Issuance of common stock to investors                         691,800     692     691,108                -         691,800
Net loss for the period April 11, 2001 through
December 31, 2001                                                   -       -           -         (802,970)       (802,970)
                                                         ------------ ------- -----------     ------------     -----------
                                             BALANCE AT
                                      DECEMBER 31, 2001     5,878,800   5,879     686,071         (802,970)       (111,020)

Issuance of common stock to investors                         508,200     508     507,692                -         508,200
Net loss for the year                                               -       -           -       (2,472,470)     (2,472,470)
                                                         ------------ ------- -----------     ------------     -----------
                                             BALANCE AT
                                      DECEMBER 31, 2002     6,387,000   6,387   1,193,763       (3,275,440)     (2,075,290)

Issuance of common stock in exchange for services              19,000      19     189,981                -         190,000
Net loss for the year                                               -       -           -       (2,298,090)     (2,298,090)
                                                         ------------ ------- -----------     ------------     -----------
                                             BALANCE AT
                                      DECEMBER 31, 2003     6,406,000   6,406   1,383,744       (5,573,530)     (4,183,380)

Net loss for the nine months ended September 30, 2004               -       -           -       (1,695,383)     (1,695,383)
                                                         ------------ ------- -----------     ------------     -----------
                                             BALANCE AT
                                     SEPTEMBER 30, 2004  $  6,406,000 $ 6,406 $ 1,383,744     $ (7,268,913)    $(5,878,763)
                                                         ============ ======= ===========     ============     ===========

See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Period from
                                                                         inception        For the nine months ended Sept. 30,
                                                                     (April 11, 2001) to  -----------------------------------
                                                                      September 30, 2004         2004            2003
                                                                     -------------------      -----------    -----------
 CASH FLOWS - OPERATING ACTIVITIES
    Net loss for the period                                              $(7,268,913)         $(1,695,383)   $(1,705,212)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Bad debts                                                             16,638                    -              -
        Compensation expense                                                 190,000                    -        190,000
        Interest expense                                                     334,377              181,004         88,151
        Depreciation and amortization                                        298,360               52,900         74,191
        Net realized (gain)  from sale of investments                        (79,748)                   -              -
        Changes in certain assets and liabilities
          affecting operations:
          Accounts receivable                                                (17,579)              (3,560)           786
          Prepaid expenses                                                    (2,096)              (2,096)             -
          Deposits                                                           (87,894)             (70,000)        (5,965)
          Accounts payable                                                   677,342              246,954          7,156
          Deferred revenue                                                    36,232               55,016         62,180
          Accrued expenses                                                 2,296,564              422,039        510,495
                                                                         -----------          -----------    -----------
                                                 NET CASH USED FOR
                                              OPERATING ACTIVITIES        (3,606,717)            (813,126)      (778,218)

CASH FLOWS - INVESTING ACTIVITIES
  Increase in note receivable                                                 (6,638)                   -           (305)
  Purchases of property                                                      (44,196)              (4,766)             -
  Purchase of investments                                                   (108,260)                   -              -
  Proceeds from the sale of investments                                      732,808                    -              -
  Acquisition of customer list                                              (112,409)                   -              -
                                                                         -----------          -----------    -----------
                                  NET CASH PROVIDED FROM (USED FOR)
                                              INVESTING ACTIVITIES           461,305               (4,766)          (305)

CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of common stock to
    minority shareholders                                                    655,250                    -              -
  Proceeds from issuance of common stock to
    founding shareholder                                                         100                    -              -
  Proceeds from line of credit and notes payable to shareholder            2,856,986              971,999        899,710
  Deferred offering costs                                                   (314,287)            (109,434)      (140,436)
  Due (from) to officer/shareholder                                            1,701                   20         18,933
                                                                         -----------          -----------    -----------
                                            NET CASH PROVIDED FROM
                                              FINANCING ACTIVITIES         3,199,750              862,585        778,207
                                                                         -----------          -----------    -----------

                                   NET INCREASE (DECREASE) IN CASH            54,338               44,693           (316)
Cash at beginning of period                                                        -                9,645          4,608
                                                                         -----------          -----------    -----------
                                             CASH AT END OF PERIOD       $    54,338          $    54,338    $     4,292
                                                                         ===========          ===========    ===========

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS, Cont'd
                                   (UNAUDITED)

                                                   Period from
                                                    inception
                                               (April 11, 2001) to  Nine months ended Sept. 30,
                                                  September 30,     ---------------------------
                                                      2004             2004          2003
                                               -------------------   ---------    ----------
NON-CASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
    Investments received as consideration for
      sale of common stock                           $ 544,800         $  -           $  -
                                                     =========         ====           ====
    Acquisition of customer list offset by
      deferred revenue                               $ 148,907         $  -           $  -
                                                     =========         ====           ====
    Issuance of common stock in exchange for
      services                                       $ 190,000         $  -           $  -
                                                     =========         ====           ====

See notes to financial statements.

                                 LIGHTFIRST INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

NOTE A: UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements of LightFirst Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and its cash flows for the interim period. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

      The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC"), which was declared effective on August 20, 2004 and will terminate on November 17, 2004. The purpose of this filing is to give the Company the ability to go to the public markets for additional equity capital. There are no assurances that shares of common stock will be sold in connection with the Registration Statement. In the event the Company is not able to raise additional equity capital or obtain additional amounts of debt financing, there is uncertainty as to the Company's ability to continue as a going concern.

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

      We earn revenues by providing Internet dial-up access to approximately 7,000 customers in the Chicago, Illinois area. The remainder of our 9,000 members are in our disadvantaged student program and pay no fee for our service. Our business plan calls for the use of our e-bill consolidation service to create four additional primary revenue streams:

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

      To date, we have focused mainly on building our distribution network, an essential first step in generating all of our revenue streams. Following our initial public offering, we intend to focus on establishing the significant strategic relationships that we believe are essential to developing the revenue streams described above. We have begun to enter into discussions with a limited number of potential billers, but we do not expect to formalize any strategic relationships until after our initial public offering is complete. Specifically, we are seeking and will continue to seek to enter into agreements with billers that will allow us to offer money-saving benefits to our customers. The agreements we hope to negotiate with billers will fall into one of four categories: reseller agreements, affiliate agreements, administrative discount agreements and rebate agreements. We expect these agreements to provide us with revenue from price mark-ups, commissions, referral fees, rebates and credits. We intend to negotiate bulk pre-payment terms with many of these billers to simplify the bill-presentment process and to induce billers to provide our customers with greater discounts. As a result, we will, in effect, be assuming the credit risk for these bills, which could adversely affect our profitability. We intend to finance these bulk pre-payments with a revolving line of credit secured by accounts receivable from a commercial lending institution. It is likely that we will incur substantial debt under such a credit facility, which would result in a substantial interest expense for us in the future. In addition, we must enter into a relationship with a financial institution that will extend credit to our customers so they can take advantage of our full array of bill-paying options. We intend to structure such a financial institution relationship so that we receive a portion of any loan revenues generated by such lending. We believe completing our initial public offering is an important factor in winning these strategic contracts, and we intend to pursue these relationships when our initial public offering is complete.

      Beginning in March 2004 and ending on July 12, 2004, we conducted an initial public offering of securities pursuant to a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on February 13, 2004. As we did not sell the required minimum number of shares of our common stock before the expiration of the offering period, that offering terminated without any shares having been sold. We filed a new Registration Statement on Form S-1 with the Commission, which the Commission declared effective on August 20, 2004, for the purpose of terminating the prior offering and of commencing a new offering of our common stock. The new offering will terminate on November 17, 2004. In the event that our initial public offering is not consummated, the Company may be unable to implement its business plan and may be unable to continue as a going concern.

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

      Since our inception in April 2001, we have incurred significant losses and, as of September 30, 2004, we had an accumulated deficit of $7,268,913. These losses have resulted from the significant costs incurred for marketing and building our distribution channel and expenses for the development and maintenance of our technology platform. We intend to continue to invest heavily in marketing, product development, and technology. As a result, we believe that we will continue to incur substantial operating losses for the foreseeable future.

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

      RESULTS OF OPERATIONS

      The following table summarizes our operating results in dollars and as a percentage of total revenue for each of the periods shown.

                                                   Three Months Ended                         Nine Months Ended
                                     -----------------------------------------  --------------------------------------------
                                      September 30, 2004    September 30, 2003    September 30, 2004    September 30, 2003
                                     --------------------  -------------------  ---------------------  ---------------------
                                                 % of Net             % of Net               % of Net               % of Net
                                       Amount    Revenue     Amount   Revenue      Amount    Revenue      Amount    Revenue
                                     ----------  --------  ---------- --------  ------------ --------  ------------ --------
Revenue                              $  106,802    100.0%  $  120,800   100.0%  $    328,699   100.0%  $    367,973   100.0%
Cost of Revenue                      $  109,806    102.8%  $  105,871    87.6%  $    337,727   102.7%  $    340,017    92.4%
                                     ----------   ------   ----------  ------   ------------  ------   ------------  ------
Gross Profit                         $   (3,004)    (2.8%) $   14,929    12.4%  $     (9,028)   (2.7%) $     27,956     7.6%

Operating Expenses
     Sales & Marketing               $  177,759    166.4%  $  161,713   133.9%  $    625,972   190.4%  $    708,035   192.4%
     Product Development             $   54,510     51.0%  $   45,124    37.4%  $    235,119    71.5%  $    238,722    64.9%
     General & Administrative        $  204,145    191.1%  $  148,629   122.9%  $    590,324   179.6%  $    625,026   169.8%
     Depreciation & Amortization     $    7,360      6.9%  $   24,730    20.5%  $     52,899    16.1%  $     74,191    20.2%
                                     ----------   ------   ----------  ------   ------------  ------   ------------  ------
General & Administrative Total       $  443,774    415.5%  $  380,196   314.6%  $  1,504,314   457.7%  $  1,645,974   447.3%
                                     ----------   ------   ----------  ------   ------------  ------   ------------  ------
Operating Income (Loss)              $ (446,778)  (418.3%) $ (365,267) (302.4%) $ (1,513,342) (460.4%) $ (1,618,018) (439.7%)

Other Income (Expense)
     Interest Income                 $       --      0.0%  $      213     0.2%  $         --     0.0%  $        957     0.3%
     Interest Expense                $  (68,760)   (64.4%) $  (36,142)  (29.9%) $   (182,041)  (55.4%) $    (88,151)  (24.0%)
     Gain (Loss) on Sale of
     Investment                      $       --      0.0%  $       --     0.0%  $         --     0.0%  $         --     0.0%
                                     ----------   ------   ----------  ------   ------------  ------   ------------  ------
Total Other Income                   $  (68,760)   (64.4%) $  (35,929)  (29.7%) $   (182,041)  (55.4%) $    (87,194)  (23.7%)

Loss before provision for income tax $ (515,538)  (482.7%) $ (401,196) (332.1%) $ (1,695,383) (515.8%) $ (1,705,212) (463.4%)

Provision for income tax             $       --       --   $       --      --   $         --      --   $         --      --

Net Income (Loss)                    $ (515,538)  (482.7%) $ (401,196) (332.1%) $ (1,695,383) (515.8%) $ (1,705,212) (463.4%)
                                     ==========   ======   ==========  ======   ============  ======   ============  ======

      Revenue

      During the three months ended September 30, 2004, net revenues decreased 11.6% relative to the three months ended September 30, 2003, from $120,800 to $106,802. During the nine months ended September 30, 2004, net revenues decreased 10.7% relative to the nine months ended September 30, 2003, from $367,973 to $328,699. The decreases in revenue were due to a reduction in the number of subscribers resulting from non-renewals of subscriptions following the change in our network service provider in the fourth quarter of 2003 and from normal attrition. Dial-up Internet access service revenue accounted for all of the revenue for these periods.

      Cost of Revenue

      Cost of revenue increased 3.7% from $105,871, or 87.6% of net revenues, for the quarter ended September 30, 2003, to $109,806 or 102.8% of net revenues, for the quarter ended September 30, 2004. Cost of revenue decreased from $340,017, or 92.4% of net revenues, for the nine months ended September 30, 2003, to $337,727 or 102.7% of net revenues, for the nine months ended September 30, 2004. The decrease in costs for the nine months ended September 30, 2004 can be attributed to deferred collocation costs that resulted in excess one-time charges during the first quarter of 2003 and to a credit for collocation services that we received in the first quarter of 2004. The decrease was largely offset by increases in collocation and networking charges pursuant to new collocation and networking agreements which took effect in September 2003 and December 2003, respectively. The increase in direct costs for the quarter ended September 30, 2004 relative to the same quarter in the prior year can be attributed to the same increases in networking and collocation charges discussed above. The overall increase as a percentage of net revenue is attributable to the decrease in revenue for the both the three-month and nine-month periods ending September 30, 2004 relative to the same periods in the prior year.

      Operating Expenses

      Sales and Marketing. Sales and marketing costs relate to expenses to develop our markets and channels of distribution to those markets, primarily the cost of building up our pool of independent sales agents, whom we call City Managers. These costs include the salaries for the Area Directors responsible for recruiting, training, and managing City Managers and compensation paid to City Managers. Sales and marketing expenses increased 9.9% from $161,713, or 133.9% of net revenue, for the three months ended September 30, 2003, to $177,759, or 166.4% of net revenue, for the three months ended September 30, 2004. The increase in sales and marketing expenses for the quarter ended September 30, 2004 relative to the same period in 2003 was due primarily to increases in the costs of healthcare benefits for sales and marketing personnel and increased printing, fulfillment, and postal expenses for sales materials. The increase as a percentage of net revenue was attributable to this increase in costs and to the decrease in net revenues for the same period.

      Sales and marketing expenses decreased 11.6% from $708,035, or 192.4% of net revenue, for the nine months ended September 30, 2003, to $625,972, or 190.4% of net revenue, for the nine months ended September 30, 2004. The decrease for this period is primarily attributable to the one-time issuance of 19,000 shares of stock, 250 shares of which were awarded to each of 76 City Managers in exchange for services in June 2003. We made these awards of stock in reliance on the exemption from registration under the federal securities laws contained in Rule 701 under the Securities Act of 1933. The value of these shares was calculated using the public offering price of $10.00 per share. Net of the effect of these stock awards, sales and marketing expenses increased 20.8% for the nine months ended September 30, 2004, offsetting the decrease attributable to the one-time stock issuance. The increases in sales and marketing costs were primarily attributable to an increase in sales and marketing personnel, including an increase in the number of Area Directors, for most of the nine-month period ended September 30, 2004 as compared to the same period in the prior year, to increases in health insurance premiums for sales and marketing personnel and to increases in sales-related printing, fulfillment, and delivery expenses. The overall decrease as a percentage of net revenues is attributable to the net decrease in costs, and is offset by the decrease in net revenues for the period.

      Product Development. Product development costs consist of internal costs and external fees to develop our technical platform and back-end systems, including salaries for our software development staff. Product development costs increased 20.8% to $54,510, or 51.0% of net revenues, for the quarter ended September 30, 2004, from $45,124, or 37.4% of net revenues, for the quarter ended September 30, 2003. The increase in product development costs for the quarter was attributable to an increase in software design and development activities and to increases in the cost of healthcare benefits for our product development staff. Product development costs decreased 1.5% to $235,119, or 71.5% of net revenues for the nine months ended September 30, 2004, from $238,722, or 64.9% of net revenues, for the nine months ended September 30, 2003. The decrease in product development costs was attributable to a decrease in product development activities during the first two quarters of 2004, which was largely offset by the increase in product development activities in the third quarter of 2004 and increases in healthcare benefit costs for the entire nine-month period. Overall, the increases in product development costs as a percentage of net revenues for both the three-month and nine-month periods ended September 30, 2004 relative to the same periods in the prior year are attributable to the decrease in net revenues for both periods.

      General and Administrative. The main components of general and administrative expenses were wages and employee benefits, taxes and insurance expenses, professional and consulting fees, and rent. General and administrative expenses increased from $148,629, or 122.9% of net revenues, for the three months ended September 30, 2003, to $204,145, or 191.1% of net revenues, for the three months ended September 30, 2004. The increase in general and administrative expenses for this period is primarily attributable to increases in professional fees, an increase in healthcare insurance costs, and an increase in the rent for our corporate offices due to a new lease agreement which went into effect in May 2003. These increases were partially offset by the effect of a tax penalty that was incurred during the quarter ended September 30, 2003. The increase as a percentage of net revenues is attributable to this increase in costs and to the decrease in net revenues for the same period.

      General and administrative expenses decreased from $625,026, or 169.8% of net revenues, for the nine months ended September 30, 2003, to $590,324, or 179.6% of net revenues, for the nine months ended September 30, 2004. The decrease in general and administrative costs for the nine-month period ended September 30, 2004 relative to the same period in 2003 was primarily due to a reduction in administrative personnel during the nine months ended September 30, 2004 relative to the same period in the prior year and to the effect of a tax penalty incurred during the nine months ended September 30, 2003; the decreases were partially offset by increases in rent, insurance costs, printing costs, professional fees, and other administrative expenses. As a percentage of net revenues, the decrease in general and administrative expenses is a result of the overall decrease in costs, which is partially offset by a decrease in net revenues.

      Interest Income and Expense

      Interest Income. Interest income was $0 for the nine months ended September 30, 2004, $213 for the quarter ended September 30, 2003, and $957 for the nine months ended September 30, 2003. Interest income for the nine months ended September 30, 2003 consisted of interest on one promissory note held by the Company. That promissory note was not in effect during the nine months ended September 30, 2004.

      Interest Expense. Interest expense was $68,760 in the quarter ended September 30, 2004 and $36,142 in the quarter ended September 30, 2003. Interest expense was $182,041 in the nine months ended September 30, 2004 and $88,151 in the nine months ended September 30, 2003. The increases in interest expense were primarily due to increases in accrued interest resulting from increases in principal owed by us under our operating line of credit, as well as accrual of interest on two promissory notes made by us in July and November 2002, respectively.

      LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 2004, our cash increased by $44,693, from $9,645 at December 31, 2003 to $54,338 at September 30, 2004.

      Net cash used in operating activities was $813,126 during the nine months ended September 30, 2004 and $778,218 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we financed our operations primarily through accrued accounts payable, accrued expenses, and accrued interest expense of $246,954, $422,039, and $181,004 respectively.

      Net cash used for investing activities was $4,766 for the nine months ended September 30, 2004. This consisted primarily of computer equipment purchases. Net cash used for investing activities was $305 for the nine months ended September 30, 2003.

      Net cash provided by financing activities was $862,585 for the nine months ended September 30, 2004 and $778,207 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, cash from financing activities consisted of $971,999 in cash received pursuant to a line of credit from a shareholder, and was offset by deferred offering costs of $109,434.

      We have not generated any net cash from operations since our inception. We have funded operations primarily through private sales of equity securities, borrowings from third parties, deferred salary arrangements with our employees, tax payment deferrals and trade payables.

      We are party to a secured credit line agreement with a shareholder, under which we owed an outstanding principal balance of approximately $2,237,000 as of September 30, 2004. As of the same date, we had approximately $763,000 in credit available under this agreement. On March 1, 2004, the agreement was modified to increase the credit line from $1,500,000 to $3,000,000 and on May 1, 2004, the maturity date was extended to January 1, 2005. The terms of the credit line agreement allow the company to draw funds against the line of credit for any legitimate business purpose with three days' notice, provided that the creditor, in his sole discretion, approves the request. We intend to continue financing our operations with proceeds from this credit line until we receive the proceeds of our initial public offering. All amounts outstanding under the line of credit loan agreement, including principal and accrued interest, become due and payable on January 1, 2005 or upon the occurrence of an acceleration event, as defined in the loan documents, including a successful public offering of the company's stock.

      We filed a Registration Statement on Form S-1 (File No.333-107769) with the Securities and Exchange Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, we commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of common stock at a price of $10 per share. The offering period lasted for 150 days from effectiveness, or until July 11, 2004. As we did not sell the required minimum number of shares of our common stock (1,200,000 shares) by the expiration of the offering period, the offering terminated and we refunded all proceeds we had received for the offering, without interest. We filed a new Registration Statement (File No. 333-118000) with the Commission, which the Commission declared effective on August 20, 2004, for the purpose of terminating our previous effective registration statement and recommencing our offering for 90 days. The offering will terminate on November 17, 2004. To receive the proceeds of the offering, we must sell a minimum of 1,500,000 shares for an aggregate price of $15,000,000. Receipt of the proceeds of the offering, should it occur, will contribute significantly to our liquidity.

      Income Taxes

      We have historically reported net losses and, in accordance with accounting principles generally accepted in the United States, have not recorded any income tax benefits from these losses. We reported a net loss for the first nine months of 2004 and have recorded income taxes at an effective tax rate of 0%. To the extent that we report taxable income in future periods, we intend to use net operating loss carryforwards to the extent available to offset the taxable income and reduce cash outflows for income taxes.

      RISKS AND UNCERTAINTIES

      Risks and uncertainties that could impact our business, results of operations and cash flows and cause future results to differ from our expectations include the following: (1) that we have not completed our initial public offering and there are no assurances that we will be able to do so; (2) that we have historically not been profitable and we may not be able to attain or sustain profitability; (3) that our business strategy is new and unproven; (4) that our marketing strategy is non-traditional and may not be effective in acquiring customers; (5) that our efforts to develop the LightFirst brand may be unsuccessful; (6) that we have not yet entered into the agreements with providers of households products and services that are critical for us to fully implement our business plan and that there are no assurances that we will be able to do so; (7) that we have not yet entered into an agreement with a bank or similar financial institution, which is critical for us to provide some of the features that we propose to provide, and that there are no assurances that we will be able to do so on favorable terms or at all; (8) that we have not yet negotiated with a commercial lending institution for a line of credit secured by accounts receivable that we intend to use to finance the bulk pre-payments that we intend to make to billers, and there is no assurance that we will be able to do so on favorable terms or at all; (9) that we operate in an industry that is highly competitive, and our competitors have greater resources and brand recognition than we do; (10) that we rely on third-party providers for key services that are critical to our operations and that any change in our ability to obtain these services on reasonable terms could harm our business; (11) that service interruptions, breakdowns, or breaches in security could cause us to lose customers and/or expose us to liability;
      (12) that we may experience losses due to defaults on payments by our customers or due to fraud; (13) that we might become subject to laws and regulations, compliance with which could increase the cost of doing business; (14) that changes in general economic conditions may have a negative effect on our business; (15) that we may not be able to protect our proprietary technologies or successfully defend infringement claims and may be required to enter licensing arrangements on unfavorable terms; and (16) that some other unforeseen event or circumstance could impair our operations. The intention of this list is to present some of the known risks that could cause future operating results to differ materially from our expectations and from the forward-looking statements contained in this report. This list is not a complete list of factors that could affect our business and results of operations, and it should be read in conjunction with the more detailed descriptions of risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our effective Registration Statement on Form S-1 (File No. 333-118000) filed with the Securities and Exchange Commission.

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

      There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      As described in the Company's registration statement on Form S-1, declared effective by the Commission on August 20, 2004, and elsewhere in this report, the Company currently has one director, Mr. Martin P. Gilmore. The Company has nominated three independent persons for membership on the board of directors, each of whom has agreed to serve on the board of directors upon the completion of the Company's initial public offering. As such, the Company's sole director, who is also the Company's Chief Executive Officer and Chief Financial Officer, currently oversees disclosure controls and procedures and the Company's internal control over financial reporting. Upon the completion of our public offering, such oversight will become the responsibility of the audit committee.

      PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      We have an outstanding tax liability, including assessed penalties, of approximately $1,108,000 as of September 30, 2004 for unpaid FICA, Medicare, state and federal employment taxes. This tax liability arose because certain of our employees were initially characterized as being self-employed when they should have been characterized as our employees. We incurred the tax liability between May 2001 and June 2003, and it includes approximately $391,000 of penalties and interest. The balance of approximately $717,000 represents the amount under current tax law that should have been withheld from employees' checks as well as our matching contributions to FICA, Medicare and Social Security taxes. On July 22, 2003, the State of Illinois filed a tax lien against us for approximately $62,000, which represents Illinois' portion of the tax liability. To date, the Internal Revenue Service has not filed a lien against us, but it could do so in the future. We intend to use a portion of the proceeds from our public offering to satisfy our tax liability.

      We are not a party to any other material legal proceedings.

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) Not applicable.

      (b) The Company filed a Registration Statement on Form S-1 (File No. 333-107769) with the Commission, which was declared effective by the Commission on February 13, 2004. Shortly thereafter, the Company commenced an initial public offering, on a best efforts basis, of 2,000,000 shares of the Company's common stock at a price of $10 per share. The offering period for this offering lasted for 150 days from effectiveness, or until July 11, 2004. As the Company did not sell the required minimum number of shares of its common stock (1,200,000 shares) by the expiration of the offering period, the offering terminated and the Company refunded all proceeds it had received for the offering, without interest. The Company filed a new Registration Statement on Form S-1 (File No. 333-118000), which the Commission declared effective on August 20, 2004, to serve the purpose of commencing a new offering of the Company's stock.

      During the period from February 13, 2004 to September 30, 2004, the Company incurred approximately $100,000 in expenses related to its public offering. These expenses consisted of legal fees due to the Company's law firm, and printing, filing, and production costs. No payments for offering-related expenses have been paid directly or indirectly to any underwriter or broker, to directors or officers the Company or their associates, to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company.

      (c) Not applicable.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      (a) None

      (b) None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the nine months ended September 30, 2004.

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

                                      LIGHTFIRST INC.
                                      (Registrant)

                                      By:  /s/ Martin P. Gilmore
                                          --------------------------------------
                                           Martin P. Gilmore
                                           President and Chief Executive Officer
                                           November 15, 2004

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                        Title                         Date
/s/ Martin P. Gilmore  President, Chief Executive Officer and  November 15, 2004
---------------------    Chairman of the Board of Directors
  Martin P. Gilmore        (Principal Executive Officer)

/s/ Martin P. Gilmore         Chief Financial Officer          November 15, 2004
---------------------     (Principal Financial Officer and
  Martin P. Gilmore        Principal Accounting Officer)